Form 10-Q
period 1997-12-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1998-03-27
CIK 1050996

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------------

                         Commission File Number 1-13793


                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                              06-1504091
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)


12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                                 18201
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (717) 459-3700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changes since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  N/A   No
                                                                 ---       ---
                                                            Yes        No   X
                                                                 ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of March 25, 1998.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Northeast Pennsylvania Financial Corp. (the "Company") is a recently formed holding company, formed for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Hazleton (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization. At this time and until the conversion is complete, Northeast Pennsylvania Financial Corp. is a noncapitalized shell corporation with no business activities. The financial statements of Northeast Pennsylvania Financial Corp., which are set forth after Item 3 below, reflect such status. For a further discussion of Northeast Pennsylvania Financial Corp.'s formation and intended operations see "Northeast Pennsylvania Financial Corp." in the Company's Prospectus (the "Prospectus") dated February 12, 1998, which is a part of its Registration Statement under the Securities Act of 1933 on Form S-1, initially filed on December 24, 1997 and declared effective on February 11, 1998. Such description of Northeast Pennsylvania Financial Corp. is incorporated herein by reference and attached hereto as Exhibit 99(a). Additionally, "Recent Developments" on pages 9 through 13 of the Prospectus is incorporated herein by reference and attached hereto as Exhibit 99(b). Such Recent Developments presents financial information regarding the Bank for the three months ended and at December 31, 1997, including a "Management's Discussion and Analysis of Recent Developments." Upon completion of its conversion, the Bank will become the wholly-owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         See Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         See Item 1.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                            STATEMENTS OF CONDITION

                                                      December 31,        September 30,
                                                          1997                1997
                                                      ------------        -------------
 Assets  . . . . . . . . . . . . . . . . . . . . .      $     --               NA
 Expenses  . . . . . . . . . . . . . . . . . . . .      $     --               NA

 See accompanying notes to financial statements


                            STATEMENTS OF OPERATIONS

                                                            For the Three Months
                                                           Ended December 31, 1997
                                                           -----------------------
 Income  . . . . . . . . . . . . . . . . . . . . .                 $     --
 Expenses  . . . . . . . . . . . . . . . . . . . .                 $     --
         Net income  . . . . . . . . . . . . . . .                 $     --

 See accompanying notes to financial statements


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     For the Three Months Ended December 31, 1997
                                            --------------------------------------------------------------
                                                             Additional
                                             Common           Paid-in          Retained
                                             Stock            Capital          Earnings             Total
                                            -------          ----------        --------            -------
 Balance September 30, 1997  . .            $   --             $   --            $   --             $   --
 Balance December 31, 1997 . . .            $   --             $   --            $   --             $   --

 See accompanying notes to financial statements.


                       STATEMENTS OF CHANGE IN CASH FLOW

                                                                    For the Three Months Ended December 31,
                                                                    ---------------------------------------
                                                                       1997                         1996
                                                                    ---------                    ----------
 Funds provided  . . . . . . . . . . . . . . . . . . . .             $     --                        NA
 Funds used  . . . . . . . . . . . . . . . . . . . . . .             $     --                        NA

 See accompanying notes to financial statements.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                         NOTES TO FINANCIAL STATEMENTS

1.       General

         Northeast Pennsylvania Financial Corp. is a recently formed holding company formed for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Hazleton concurrent with its conversion from mutual to stock form of organization. At December 31, 1997, Northeast Pennsylvania Financial Corp. was a shell corporation with no business activities and no assets.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K (Section 249.308 of this Chapter).

         Exhibit 99(a)             Northeast Pennsylvania Financial Corp.
         Exhibit 99(b)             Recent Developments

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NORTHEAST PENNSYLVANIA
                                                FINANCIAL CORP.


Date:       March 25, 1998             By:      /s/ E. Lee Beard
         ---------------------                  -----------------------------
                                                E. Lee Beard
                                                President and Chief Executive
                                                Officer


Date:       March 25, 1998             By:      /s/ Patrick J. Owens, Jr.
         ---------------------                  -----------------------------
                                                Patrick J. Owens, Jr.
                                                Chief Financial Officer,
                                                Treasurer and Secretary