Form 10-Q
period 1998-03-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1998-05-13
CIK 1050996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                         Commission File Number 1-13793


                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                           06-1504091
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer
                                                                          Identification No.)

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                                              18201
(Address of principal executive offices)                                           (Zip Code)

                                 (717) 459-3700
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changes since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes  X   No
                                                                   ----    ----
                                                                Yes      No  X
                                                                   ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Registrant had 6,427,350 shares of Common Stock outstanding as of March 31, 1998.

                                TABLE OF CONTENTS

Item
No.
                                                                         Page
                                                                         Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

1   CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statements of Financial Condition
    March 31, 1998 (unaudited) and September 30, 1997................      1

    Consolidated Statements of Operations for the Three Months Ended
    March 31, 1998 ..................................................      2

    Consolidated Statements of Operations for the Six Months Ended
    March 31, 1998 ..................................................      3


    Consolidated Statements of Cash Flows for the Six Months Ended
    March 31, 1998 and 1997(unaudited)...............................      4-5

    Notes to Consolidated Financial Statements (unaudited)...........      6-9

2   Management's Discussion and Analysis of Financial Condition
    and Results of Operations........................................      10-20

3   Quantitative and Qualitative Disclosures about Market Risk.......      20

PART II - OTHER INFORMATION

1   Legal Proceedings................................................      21

2   Changes in Securities and Use of Proceeds........................      21

3   Defaults Upon Senior Securities..................................      21

4   Submission of Matters to a Vote of Security Holders..............      21

5   Other Information................................................      21

6   Exhibits and Reports on Form 8 - K...............................      21-22

Signatures

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                 Consolidated Statements of Financial Condition

                March 31, 1998 (unaudited) and September 30, 1997
                 (in thousands, except share and per share data)

                                                                            March 31,        September 30,
                                                                              1998               1997
                                                                              ----               ----
                               Assets                                      (unaudited)
Cash and cash equivalents                                                    $ 34,443          $ 13,214
Securities held-to-maturity (estimated fair value of $56,471 in
1998 and $38,869 in 1997)                                                      56,987            38,925
Securities available-for-sale                                                  71,175            44,773
Loans (less allowance for loan losses of $1,734 for 1998 and $1,272
for 1997)                                                                     267,540           261,469
Accrued interest receivable                                                     2,837             2,169
Real estate owned, net                                                            164               319
Property and equipment, net                                                     7,107             6,762
Other assets                                                                    3,149             1,611
                                                                             --------          --------
     Total assets                                                            $443,402          $369,242
                                                                             ========          ========

                       Liabilities and Equity

Deposits                                                                     $311,660          $314,123
Federal Home Loan Bank advances                                                43,507            23,516
Other borrowings                                                                  223                92
Advances from borrowers and insurance                                           1,001               477
Accrued interest payable                                                          604               745
Other liabilities                                                               2,433             1,751
                                                                             --------          --------

     Total liabilities                                                       $359,428          $340,704

Common stock ($.01 par value; 16,000,000 authorized shares;
6,427,350 shares issued)                                                           64                 -
Additional paid-in capital                                                     61,959                 -
Unearned employee stock ownership plan (ESOP) shares                          (5,142)                 -
Retained earnings - substantially restricted                                   25,321            27,255
Unrealized gain on available-for-sale securities,  net                          1,772             1,283
                                                                             --------          --------

     Total equity                                                            $ 83,974          $ 28,538
                                                                             --------          --------

            Total liabilities and equity                                     $443,402          $369,242
                                                                             ========          ========

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.


                      Consolidated Statements of Operations
         For the Three Months Ended March 31, 1998 and 1997 (unaudited)
                                 (in thousands)


                                                            For the Three months ended

                                                         March 31, 1998    March 31, 1997
                                                         --------------    --------------
Interest Income:
  Loans                                                      $ 5,258           $ 4,917
  Mortgage-related securities                                    688               751
  Investment securities:
     Taxable                                                     962               712
     Non-taxable                                                 206                58
                                                             -------           -------
     Total interest income                                     7,114             6,438

Interest Expense:
  Deposits                                                     3,084             3,090
  Federal Home Loan Bank advances and other                      629               291
                                                             -------           -------
     Total interest expense                                    3,713             3,381

Net interest income                                            3,401             3,057

Provision for loan losses                                        219                57
                                                             -------           -------
Net interest income after provision for loan losses            3,182             3,000

Non-interest Income:
  Service charges and other fees                                 176               145
   Gain (loss) on sale of:
     Real estate owned                                            --                 2
     Loans                                                        (2)                3
                                                             -------           -------
     Total non-interest income                                   174               150

Non-interest Expense:
  Salaries and net employee benefits                           1,459             1,263
  Occupancy costs                                                386               365
  Federal deposit insurance premiums                              72                72
  Data processing                                                 62                86
  Professional fees                                               73                72
  Federal Home Loan Bank service charges                         101                68
  Charitable contributions(1)                                  4,773                13
  Other                                                          307               284
                                                             -------           -------
     Total non-interest expense                                7,233             2,223

Income (loss) before income taxes                             (3,877)              927

Income taxes                                                  (1,386)              284
                                                             -------           -------

Net income (loss)                                            $(2,491)          $   643
                                                             =======           =======

Earnings per share(2)                                            N/A               N/A

(1) March 31, 1998 includes a charitable contribution of $4,761,000 made to the First Federal Charitable Foundation.

(2) Due to the recent conversion and formation of the Company, earnings per share figures for the current period are not applicable. Had the Company's stock been outstanding for the entire period, earnings per share would have been ($.42) for the three months ended March 31, 1998. Had the net proceeds from the conversion of $52,120,620 been invested in a one-year Treasury CMT, at an average yield of 5.3167%, earnings per share for the three months ended March 31, 1998 would have been ($.34).

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.


                      Consolidated Statements of Operations
          For the Six Months Ended March 31, 1998 and 1997 (unaudited)
                                 (in thousands)

                                                              For the Six Months Ended
                                                          March 31, 1998     March 31, 1997
                                                          --------------     --------------
Interest Income:
  Loans                                                      $ 10,526           $  9,833
  Mortgage-related securities                                   1,399              1,501
  Investment securities:
     Taxable                                                    1,769              1,559
     Non-taxable                                                  334                111
                                                             --------           --------
     Total interest income                                     14,028             13,004

Interest Expense:
  Deposits                                                      6,314              6,325
  Federal Home Loan Bank advances and other                     1,107                568
                                                             --------           --------
     Total interest expense                                     7,421              6,893

Net interest income                                             6,607              6,111

Provision for loan losses                                         487                 89
                                                             --------           --------

Net interest income after provision for loan losses             6,120              6,022

Non-interest Income:
  Service charges and other fees                                  353                303
  Gain (loss) on the sale of:
     Real estate owned                                            (34)               (11)
     Loans                                                          4                  5
     Available-for-sale securities                                  8                 --
     Other                                                          2                  1
                                                             --------           --------
     Total  non-interest income                                   333                298
Non-interest Expense:
  Salaries and net employee benefits                            2,683              2,498
  Occupancy costs                                                 760                728
  Federal deposit insurance premiums                              143                225
  Data processing                                                 136                182
  Professional fees                                               120                127
  Federal Home Loan Bank service charges                          178                126
  Charitable contributions(1)                                   4,898                 38
  Other                                                           579                539
                                                             --------           --------
     Total non-interest expense                                 9,497              4,463

Income (loss) before income taxes                              (3,044)             1,857

Income taxes                                                   (1,110)               569
                                                             --------           --------

Net income (loss)                                            $ (1,934)          $  1,288
                                                             ========           ========

Earnings per share(2)                                             N/A                N/A

(1) March 31, 1998 includes a charitable contribution of $4,761,000 made to First Federal Charitable Foundation.

(2) Due to the recent conversion and formation of the Company, earnings per share figures for the current period are not applicable. Had the Company's stock been outstanding for the entire period, earnings per share would have been ($.33) for the six months ended March 31, 1998. Had the net proceeds of $52,120,620 been invested in a one year Treasury CMT, at an average yield of 5.3167%, earnings per share for the six months ended March 31, 1998 would have been ($.25).

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                      Consolidated Statement of Cash Flows
          For the Six Months ended March 31, 1998 and 1997 (unaudited)
                                 (in thousands)

                                                                         For the Six Months Ended
                                                                                March 31,
Operating Activities:                                                      1998            1997
                                                                           ----            ----
Net Income (loss)                                                       ($ 1,934)       $  1,288
Adjustments to reconcile net income to net cash provided
     by operating activities:
  Provision for REO loss                                                     (53)             26
  Provision for loan losses                                                  487              89
  Depreciation                                                               292             330
  Deferred income tax benefit                                             (1,979)            (33)
  Funding of First Federal Charitable Foundation                           4,761              --
  Amortization and accretion on:
     Held-to-maturity securities                                              18              29
     Available-for-sale securities                                            56              36
  Amortization of deferred loan fees                                        (123)           (102)
(Gain) loss on sale of:
     Real estate loans acquired through foreclosure                           26              (2)
     Loans                                                                    (4)             (5)
     Available-for-sale securities                                            (8)             --
  Gain on disposal of property and equipment                                  (2)             (1)
  Changes in assets and liabilities:
    (Increase) decrease in accrued interest receivable                      (668)             87
    (Increase) decrease in other assets                                     (172)            144
    Increase (decrease) in  accrued interest payable                        (141)             18
    Increase  in accrued income taxes payable                                620             601
    Increase (decrease) in other liabilities                                 503          (1,886)
                                                                        --------        --------

      Net cash provided by operating activities                            1,679             619

Investing Activities:
Loan origination and principal payments on loans                          (8,573)         (8,397)
Proceeds from sale of:
  Available-for-sale securities                                               --           8,402
  Real estate acquired through foreclosure                                   226              28
  Loans                                                                    2,098             686
Proceeds from repayments of held-to-maturity securities                   13,038           6,049
Proceeds from repayments of available-for-sale securities                 15,570           3,770
Proceeds from disposal of fixed assets                                         2               1
Purchase of:
  Held-to-maturity securities                                            (31,118)         (3,604)
  Available-for-sale securities                                          (40,662)        (18,950)
  Office properties and equipment                                           (637)           (204)
  Federal Home Loan Bank stock                                              (697)            (95)
                                                                        --------        --------

Net cash used in investing activities                                    (50,753)        (12,314)

Financing Activities:
  Net increase (decrease) in deposit accounts                             (2,463)          3,502
  Net increase  in Federal Home Loan Bank short-term advances              3,972           2,251
  Borrowings of Federal Home Loan Bank long-term advances                 25,000          15,000
  Repayments of Federal Home Loan Bank long-term advances                 (8,981)         (8,760)
  Net increase in advances from borrowers for taxes and insurance            524             382

                                                       For the Six Months Ended
                                                              March 31,

                                                          1998          1997
                                                              (unaudited)
     Net increase in other borrowings                       131           --
     Net proceeds from issuance of common stock          52,120           --
                                                         ------       ------

     Net cash provided by financing activities           70,303       12,375

Increase in cash and cash equivalents                    21,229          680

Cash and cash equivalents, beginning of year             13,214        4,045
                                                         ------       ------

Cash and cash equivalents, end of year                   34,443        4,725
                                                         ======       ======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                             7,575        6,699
                                                         ======       ======
     Income taxes                                           250            0
                                                         ======       ======

Supplemental disclosure - non-cash information:
  Transfer from loans to real estate owned                   44          110
                                                         ======       ======

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

Notes to Consolidated Financial Statements (unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Financial Statements Presentation

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report for the period ended September 30, 1997. The results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

         Business

         Northeast Pennsylvania Financial Corp.(the Company) is the holding company for First Federal Bank. The Company's principal subsidiary, First Federal Bank, serves the greater Hazleton area, Mountaintop, Bloomsburg, Lehighton, and all of Schuylkill County through ten office locations. The Bank provides a wide range of banking services to individual and corporate customers. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

         Principles of Consolidation and Presentation

         The accompanying financial statements of the Company include the accounts of Hazleton Bancorp, Inc., FIDACO, Inc., and First Federal Bank. First Federal Bank is a wholly-owned subsidiary of Northeast Pennsylvania Financial Corp. Both Hazleton Bancorp, Inc. and FIDACO, Inc. are inactive subsidiaries of First Federal Bank with the only major asset being an investment by FIDACO, Inc. in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

         Earnings per Share

         Due to the Bank's recent conversion and formation of the Company, earnings per share figures for the current and prior year periods are not applicable. Had the company's stock been outstanding for the entire period, earnings per share would have resulted in a negative earning of $0.42 for the three months ended and negative earnings of $0.33 for the six months ended March 31, 1998. Had the net proceeds from the conversion of $52,120,620 been invested in a one-year Treasury CMT, at an average yield of 5.3167%, earnings per share would have been ($.34) and ($.25) for the three and six months ending March 31, 1998, respectively. Basic earnings per share and diluted earnings per share are the same for the period ending March 31, 1998 and March 31, 1997 due to the Company not having dilutive instruments.

2.       Recent Accounting Pronouncements

         In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will make appropriate disclosures in the applicable consolidated financial statements, as required.

         In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Company.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminate certain disclosures that are no longer useful as they were when "FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions," were issued. This statement requires changes in disclosures and would not affect the financial condition or operating results of the Company. This Statement is effective for the fiscal years beginning after December 15, 1997.

         3.       Conversion to Stock Form of Ownership

         The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on December 16, 1997. On March 31, 1998,: (i) the bank converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank; (ii) the Bank issued all of its outstanding capital stock to the Company; and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share, 5,437,062 shares of Common Stock to certain eligible account holders of the Bank who had subscribed for such shares (collectively, the "Conversion"), by selling 514,188 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP") and by contributing 476,100 shares of Common Stock to The First Federal Charitable Foundation (the "Foundation"). The Conversion resulted in net proceeds of $52.1 million, after expenses of $2.2 million. Net proceeds of $25 million were invested in the Bank to increase the Bank's tangible capital to 13.3% of the Bank's total adjusted assets. The Company also established the Foundation, dedicated to the communities served by the Bank. In connection with the Conversion, the common stock contributed by the Company to the Foundation at a value of $4.8 million was charged to expense.

         Prior to the initial public offering and as a part of the subscription offering, in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of the conversion in an amount equal to the equity of the Bank as of the date of its latest balance sheet date, September 30, 1997, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account which decreases if the balances of eligible deposits decreases at the annual determination dates, approximated $28.5 million (unaudited) at March 31, 1998.

         The Company may not declare nor pay dividends on its stock if such declaration and payment would violate statutory or regularly requirements.

         In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of March 31, 1998, there were no shares of preferred stock issued.

4.       Loans

          Loans are summarized as follows:              March 31,       September 30,
                                                          1998              1997
          Real Estate loans:                          (unaudited)
            One-to-four family                          $ 180,069        $ 179,101
            Multiple family and commercial                  8,546            6,701
            Construction                                    3,782            5,818
                                                        ---------        ---------
          Total real estate loans                         192,397          191,620
                                                        ---------        ---------

          Consumer Loans:
            Home equity loans and lines of credit          46,557           41,278
            Automobile                                     15,424           13,678
            Education                                       2,550            2,348
            Unsecured lines of credit                       1,646            1,310
            Other                                           1,206            3,229
                                                        ---------        ---------
          Total consumer loans                             67,383           61,843
                                                        ---------        ---------
          Commercial loans                                 10,992           10,775
                                                        ---------        ---------
          Total loans                                     270,772          264,238
                                                        ---------        ---------
            Less:
               Allowance for loan losses                   (1,734)          (1,272)
               Deferred loan origination fees              (1,498)          (1,497)
                                                        ---------        ---------
          Total loans, net                              $ 267,540        $ 261,469
                                                        =========        =========


                                                       For the six
                                                       months ended     For the year ended
                                                      March 31, 1998    September 30, 1997
          Balance, beginning of period                      1,272             730
          Charge-offs                                         (27)            (132)
          Recoveries                                            2               23
          Provision for loan losses                           487              651
                                                          -------          -------
          Balance, end of period                          $ 1,734          $ 1,272
                                                          =======          =======

5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                         March 31, 1998            September 30, 1997
                                                                         --------------            ------------------
                                                                                   Percent of                   Percent of
                                                                     Amount          Total        Amount          Total
                                                                   -------------------------------------------------------
          Savings accounts (passbook, statement, clubs)             $ 71,624         23.0%       $ 71,779         22.8%
          Money market accounts                                       15,128          4.8%         13,821          4.4%
          Certificates of deposit less than $100,000                 165,101         53.0%        161,844         51.5%
          Certificates of deposit greater than $100,000(1)            22,427          7.2%         30,892          9.9%
          NOW Accounts                                                26,732          8.6%         27,302          8.7%
          Non-interest bearing deposits                               10,648          3.4%          8,485          2.7%
                                                                    --------         ----        --------         ----
          Total deposits at end of period                           $311,660          100%       $314,123          100%
                                                                    ========         =====       ========         =====

         (1) Deposit balances in excess of $100,000 are not federally insured.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In addition to historical information, this 10-Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy; Section C, Management of Interest Rate Risk and Market Risk Analysis; and Section G, Liquidity and Capital Resources.

A.       GENERAL

Northeast Pennsylvania Financial Corp. (the "Company") is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank. First Federal Bank is regulated by the Office of Thrift Supervision ("OTS"). The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales activities, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

B.        MANAGEMENT STRATEGY

Since fiscal year 1993, the Bank's operating strategy has been that of a community-based bank, offering a wide variety of savings products to its retail customers, while concentrating on residential and construction lending and, to a lesser extent, consumer lending and small business and municipal commercial lending. In order to promote long-term financial strength and profitability, the Bank's operating strategy has focused on: (i) maintaining strong asset quality by originating one-to-four family loans located in its market area; (ii) increasing profitability by emphasizing higher yielding consumer and commercial loans; (iii) managing its interest rate risk by emphasizing shorter-term, fixed-rate, one-to-four family loans, in addition to consumer and commercial loans; limiting its retention of newly-originated longer-term fixed-rate one-to-four family loans; soliciting longer-term deposits; utilizing longer-term advances from the FHLB; and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the banking needs of its customers through expanded products and improved delivery systems by taking advantage of technological advances; and (v) maintaining a strong regulatory capital position.

The Bank has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities. Additionally, the Bank has implemented a program to sell in the secondary market longer-term, fixed-rate one-to-four family loans which it originates in excess of its retention policy for such loans. Previously, as a result of its policy to limit its retention of newly originated longer-term, fixed-rate one-to-four family loans to 20% of total loan origination during a fiscal year, periodically the Bank had to limit its origination of such loans. The Bank is also evaluating the offering of loan products which it has historically not offered, such as nonconforming or subprime one-to-four family loans. In the event the Bank originates such loan products, it currently intends to originate such loans for sale in the secondary market. The Bank has a signed letter of intent to purchase approximately $7.5 million of new and used automobile loans from a local financial institution with an expected yield to the Bank of 7.9%. The acquisition of the loans is expected to be completed in the third fiscal quarter.

C.        MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors has established an Asset Liability Committee ("ALCO"), which is responsible for reviewing asset/liability policies and interest rate risk position. The ALCO meets on a quarterly basis, reports trends and interest rate risk position to the Finance Committee of the Board of Directors and reviews with them its activities and strategies, the effect of those strategies on the Bank's net interest margin, the market value of the portfolio, and the effect the changes in interest rates will have on the Bank's portfolio and exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

In recent years, the Bank has utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of fixed-rate mortgages having terms of maturity of not more than fifteen years, adjustable-rate and shorter-term loans, commercial loans and consumer loans;
(ii) limiting the origination of all greater than 15-year fixed-rate mortgage loans to no more than 20% of the total originations in a given year, and; (iii) investing in shorter-term and, to a lesser extent, adjustable-rate securities which generally bear lower yields, compared to longer-term investments, but which better position the Bank for increases in market interest rates. In January 1998, the Bank began selling, in the secondary mortgage market, production of 15-year fixed-rate mortgage loans originated with terms greater than 15 years, which exceeds the 20% limitation, while retaining the servicing rights.

Management believes that reducing its exposure to interest rate risk fluctuations will enhance long-term profitability. However, the Bank's strategies may adversely impact net interest income due to lower initial yields on some of these investments in comparison to longer-term fixed-rate investments and whole loans. To promote a higher yield on its investment securities while at the same time addressing the Bank's interest rate risk management policies, the Bank has invested a significant portion of its portfolio of investment securities in longer-term (more than five years) federal agency obligations which have call features. Given the rates of such securities in comparison to current market interest rates, the Bank anticipates the substantial majority of such securities will be called prior to their contractual maturity. However, if changes in interest rates exceed ranges anticipated by the Bank in estimating the anticipated life of such callable securities, the Bank would be subject to increased interest rate or reinvestment risk, depending on the direction of the change in market interest rates.

D.        GAP ANALYSIS

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within a period. At March 31, 1998, the Bank's cumulative one year gap was a negative 3.3% of total assets compared to a negative 9.9% at September 30, 1997. September's interest rate sensitivity gap reflected the temporary use of proceeds from the sale of investment and mortgage-related securities at the end of fiscal 1997, which significantly increased interest-bearing deposits and reduced FHLB advances as of September 30, 1997 compared to their levels immediately prior to the sale of securities. March's interest rate sensitivity gap reflects the proceeds from the sale of the Company's stock. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-earning liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from prior projections. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

E.        NET PORTFOLIO VALUE

The Bank's interest rate sensitivity is primarily monitored by management through the use of a model which internally generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. Such analyses are prepared by a third party for the Bank. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decat rates. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which may vary from the Bank's internal model primarily due to differences in assumptions utilized, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of March 31, 1998.

                          ---------------------------------------------------------     -------------------------------------

                                                                                              NPV as % of Portfolio
     Change in                              Net Portfolio Value                                   Value of Assets
   Interest Rates         ---------------------------------------------------------     -------------------------------------
  In Basis Points                                                                           NPV
    (Rate Shock)              Amount             $ Change              $ Change             Ratio              Change (1)
---------------------     ----------------     ---------------      ---------------     ----------------     ----------------
    (Dollars in
     thousands)
         400                       34,954             -31,532              -47.43%                9.18%                 -649
         300                       42,956             -23,530              -35.39%               10.96%                 -470
         200                       51,207             -15,279              -22.98%               12.71%                 -296
         100                       59,069              -7,417              -11.16%               14.27%                 -139
       Static                      66,486                   0                0.00%               15.67%                    0
        -100                       72,641               6,155                9.26%               16.75%                  108
        -200                       77,760              11,274               16.96%               17.59%                  192
        -300                       83,664              17,178               25.84%               18.54%                  287
        -400                       91,767              25,281               38.02%               19.83%                  416

------------------------------------------
(1) Expressed in basis  points

As is the case with gap analysis, certain shortcomings are inherent in the methodology used in the NPV interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, NPV assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, NPV measurements provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

F.       NON-PERFORMING ASSETS

The following table presents information regarding the Bank's non-performing assets at the dates indicated:

                                                                              March 31,            September 30,
                                                                                1998                   1997
                                                                                ----                   ----
Non-performing loans:
 Non-accrual loans                                                           $   702                $   774
Restructured loans                                                               112                    112
                                                                             -------                -------
   Total non-performing loans                                                    814                    886
Real estate owned and other repossessed assets                                   156                    322
                                                                             -------                -------
     Total non-performing assets                                             $   970                $ 1,208
                                                                             =======                =======

         Total nonperforming loans and troubled debt restructurings
         as a percentage of total loans                                         .30%                   .34%
         Total nonperforming assets and troubled debt restructuring
         as a percentage of total assets                                        .22%                   .33%

G.       LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At March 31, 1998 and 1997, the Bank's liquidity ratios were 22.32% and 11.19%, respectively.

At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $53.5 million, or 12.6%, of total adjusted assets, which is above the required level of $12.8 million, or 3.0%; core capital of $53.5 million or 12.6% of total adjusted assets, which is above the required level of $17.0 million, or 4.0%; and risk-based capital of $55.2 million or 24.6% of risk-weighted assets, which is above the required level of $17.9 million, or 8%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1998, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $105.6 million or 23.8% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1998, the Bank had $43.5 million in advances outstanding from the FHLB, and at December 31, 1997 had an additional overall borrowing capacity from the FHLB of $180.8 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At March 31, 1998, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $26.6 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including Individual Retirement Account ("IRA") accounts, which are scheduled to mature in less than one year from March 31, 1998, totaled $116.7 million. The Bank expects that substantially all of the maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. Maturing jumbo certificates will be evaluated at maturity.

In accordance with the Bank's plans to improve its customer delivery systems and expand its services it offers, the Bank anticipates that it will be investing in new computer hardware and software during fiscal 1998 and may expand branch facilities. The Bank anticipates that during fiscal 1998, it will incur capital expenditures of approximately $1.5 million to fund such plans. These anticipated capital expenditures will be funded from the Bank's general corporate funds, including proceeds from the Conversion and its FHLB advances.

The initial impact of the Conversion on the liquidity and capital resources of the Bank was significant as it substantially increased the liquid assets of the Bank and the capital base on which the Bank operates. Additionally, the Bank invested the substantial majority of its conversion proceeds in readily marketable investment grade securities which, if liquidity needs developed, could be sold by the Bank to provide additional liquidity. Further, the additional capital resulting from the offerings increased the capital base of the Bank. At March 31, 1998, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $55.2 million, or 13.3% of total assets, which approximated the Bank's regulatory tangible capital at that date of 12.6% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

H.       YEAR 2000 COMPLIANCE

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two digits. For example, "96" is stored in the system and represents 1996. The Bank has been identifying potential problems associated with the "Year 2000" issue and has implemented a plan designed to ensure that all software used in connection with the Bank's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Bank has prepared a critical issues schedule with a timeline and assigned responsibilities. In addition, the Bank recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Bank is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Bank has received representations from its primary third party vendors that they will have resolved any Year 2000 problems in their software by December 31, 1998 and anticipates that all of its vendors also will have resolved any Year 2000 problems in their software by that same date. All Year 2000 issues for the Bank, including testing, are expected to be addressed by December 31, 1998 and any problems would be remedied by March 31, 1999. The Bank will also prepare contingency plans in the event there are any system interruptions. The Bank believes that its costs related to Year 2000 will not exceed $100,000. There can be no assurances, however, that such plan or the performance by the Bank's vendors will be effective to remedy all potential problems. To the extent the Bank's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Bank's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on the part of the Bank's customers could result in additional expense or loss to the Bank. The Bank plans also to work with its customers to address any potential Year 2000 problems.


I.  COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND SEPTEMBER 30, 1997

Total assets increased by $74.2 million, or 20.1%, from $369.2 million at September 30, 1997 to $443.4 million at March 31, 1998. The growth in assets was primarily due to the $57.0 million of conversion proceeds net of the $4.8 million Charitable Foundation contribution, which have been used to increase investments and cash and cash equivalents.

Cash and cash equivalents of $34.4 million at March 31, 1998 increased $21.2 million from September 30, 1997. Investment securities classified as available-for-sale increased from $44.8 million at September 30, 1997 to $71.2 million at March 31, 1998, a growth of $26.4 million, or 59.0%, while held-to-maturity securities grew $18.1 million, or 46.4%, to $57.0 million at March 31, 1998. These increases are attributable to the reinvestment of the proceeds from the September 30, 1997 sale of securities, and the recent stock offering.

Loans receivable increased $6.1 million, or 2.3%, to $267.5 million at March 31, 1998. This increase is mainly due to a $5.3 million increase in home equity loans and lines of credit due to increased marketing efforts and competitive pricing of such loans.

Accrued interest receivable increased $668,000, or 30.8%, to $2.8 million at March 31, 1998. This was due to an increase in loan receivables and investment and mortgage-related security purchases.

Prepaid expenses and other assets increased $1.5 million, or 95.5%, to $3.1 million at March 31, 1998. This increase was primarily the result of a $1.5 million deferred tax asset at March 31, 1998, resulting from the tax effect of the $4.8 million charitable contribution to the Foundation.

Total deposits decreased $2.5 million, or 0.8%, to $311.7 million at March 31, 1998. The decrease in deposits is a result of a $5.2 million decrease in certificate of deposit balances from $192.7 million at September 30, 1997 to $187.5 million at March 31, 1998, primarily as a result of maturities of jumbo certificates of deposit which were not renewed. Management determined there were opportunities to obtain FHLB advances at a lower effective rate than required to retain the jumbo certificates of deposit. The decrease in certificates of deposit was partially offset by an increase of $2.1 million, or 24.7%, in non-interest bearing demand accounts due primarily to an increase in business checking accounts resulting from a more active solicitation of such accounts.

FHLB advances increased $20.0 million from $23.5 million at September 30, 1997 to $43.5 million at March 31, 1998. This was a result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities and home equity consumer loans. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Total equity increased $55.4 million to $84.0 million at March 31, 1998. This increase in equity resulted primarily from the addition of common stock of $64,000 and additional paid-in capital of $62.0 million, as a result of the conversion and offering of stock, net of the establishment of a $5.1 million liability for unearned ESOP.

J. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

GENERAL. The Company had a net loss of $2.5 million compared to net income of $643,000 for the three months ended March 31, 1998 and March 31, 1997, respectively. This loss was primarily due to a one-time $4.8 million non-recurring pre-tax ($3.1 million after-tax) expense relating to the funding of First Federal Charitable Foundation ("the Foundation") in connection with the Conversion. This was partially offset by increases in interest income and non-interest income. The Company's core net earnings (quarterly earnings excluding the after-tax impact of the non-recurring contribution) were $651,000 for the quarter ended March 31, 1998.

INTEREST INCOME. Total interest income increased by $676,000, or 10.5%, from $6.4 million for the three months ended March 31, 1997 to $7.1 million for the three months ended March 31, 1998. This was primarily due to a $41.2 million, or 11.8%, increase in the average balance of interest earning assets and a slight increase in the weighted average yield on interest earning assets. Interest income on real estate loans increased $102,000, or 3.0%, from $3.4 million to $3.5 million for the three months ended March 31, 1997 and March 31, 1998, respectively, primarily due to a $4.4 million increase in the average balance of one-to-four family loans. Interest income on consumer loans increased $160,000 from $1.2 million for the period ending March 31, 1997 to $1.3 million. This was principally due to increases in the average balance of consumer loans from $57.4 million to $63.6 million for the three months ended March 31, 1997 and March 31, 1998, respectively, an increase of $6.2 million, or 10.8%. Interest income on securities increased $335,000, or 22.0%, to $1.9 million for the three months ended March 31, 1998. This increase was the result of a $398,000, or 51.7%, increase in interest income on investment securities relating to a $16.5 million, or 37.3%, increase in average balances of investment securities. This increase was offset by a $63,000 decrease in interest income on mortgage-related securities primarily due to a $5.9 million, or 11.7%, decrease in average balances of mortgage-related securities caused by an increase in returns of principal.

INTEREST EXPENSE. Interest expense increased $332,000, or 9.8%, from $3.4 million to $3.7 million for the three months ended March 31, 1997 and March 31, 1998, respectively. The increase in interest expense was primarily the result of a $24.9 million increase in the average balance of FHLB advances and other borrowings, which increased from $22.2 million at March 31, 1997 to $47.1 million at March 31, 1998, and a nine basis point increase in the weighted average rate paid on such borrowings from 5.33% to 5.42% for the three months ended March

31, 1997 and March 31, 1998, respectively. The increase in FHLB advances reflects management's determination to more heavily utilize FHLB advances to fund asset growth. The increase in interest expense also resulted from increased interest expense on certificates of deposit, which was the result of a nine basis point rate increase. This increase was offset by a $421,000 decrease in average balances of certificates of deposit. These increases were also offset by a decrease in interest expense on savings accounts and checking accounts of $33,000, or 7.5%, and $11,000, or 5.5%, respectively.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses for the three months ended March 31, 1998 was $219,000, compared to $57,000 for the three months ended March 31, 1997. The increase in the provision for loan losses and corresponding increase in the Bank' allowance for loan losses reflected a change in management's strategic direction and a decision to give a greater consideration to the allowance for loan loss ratio levels of peer group institutions. The change in strategic direction changed the composition of the Bank's loan portfolio by increasing the levels of consumer, commercial, and construction loans. The bank anticipates that, as a result of its increasing emphasis on consumer, commercial, multi-family and commercial real estate and construction lending, in the future, it may need to maintain an allowance for loan losses at a higher level than it has maintained in previous periods to offset any greater risk resulting from the shifting composition of its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased $24,000 from $150,000 to $174,000 for the three months ended March 31, 1997 and March 31, 1998, respectively. The increase in non-interest income is due to an increase in service charges and other fees from $145,000 to $176,000 for the three months ended March 31, 1997 and March 31, 1998, respectively, primarily due to the implementation of surcharges on ATM transactions in late February 1997.

NON-INTEREST EXPENSE. Total non-interest expense increased from $2.2 million to $7.2 million for the three months ended March 31, 1997 and March 31, 1998, respectively, due primarily to a one-time $4.8 million non-recurring expense relating to the funding of the Foundation. The increase was also attributable to the increases in compensation and employee benefits of $196,000, or 15.5%, to $1.5 million for the three months ended March 31, 1998, from $1.3 million for the comparable period in 1997, primarily due to staff additions relating to the opening of the Mountaintop branch, as well as, increases in salaries and benefit costs.

INCOME TAXES. The Company had an income tax benefit of $1.4 million for the three months ended March 31, 1998, compared to an expense of $284,000 for the three months ended March 31, 1997 resulting in an effective tax rate of (35.7%) for the three months ended March 31, 1998. The decrease in income tax expense was attributable to the net operating loss relating to the one-time charitable donation to the Foundation.

K. COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997.

GENERAL. For the six months ended March 31, 1998, the Company reported a net loss of $1.9 million, compared to $1.3 million net income for the same period in 1997. This loss was due to the one-time $4.8 million non-recurring pre-tax ($3.1 million after-tax) expense relating to the funding of the Foundation in connection with the Conversion. The Company's core net earnings

(quarterly earnings excluding the after-tax impact of the non-recurring contribution) were $1.2 million for the six months ended March 31, 1998.

INTEREST INCOME. Total interest income increased $1.0 million, or 7.7%, from $13.0 million to $14.0 million for the six months ended March 31, 1997 and March 31, 1998, respectively, primarily due to a $29.8 million, or 8.5%, increase in the average balance of interest earning assets and a slight increase in the weighted average yield on interest earning assets. Interest income on real estate loans increased $244,000, or 3.5%, to $7.1 million for the six months ended March 31, 1998, primarily due to a $5.9 million increase in the average balance of one-to-four family loans. Interest income on consumer loans increased $284,000, or 11.9%, to $2.7 million for the six months ended March 31, 1998. This was principally due to a $5.9 million increase in the average balance of consumer loans from $57.0 million at March 31, 1997 to $62.9 million at March 31, 1998. Interest income on securities increased by $332,000, or 10.5%, to $3.5 million for the six months ended March 31, 1998. This increase was primarily due to a $9.4 million, or 19.8%, increase in the average balance of such securities. Interest income on mortgage-related securities reflected a modest decrease of $102,000 primarily due to a $5.2 million decrease in the average balances from $50.3 million at March 31, 1997 to $45.1 million at March 31, 1998. .

INTEREST EXPENSE. Interest expense increased by $528,000, or 7.7%, from $6.9 million to $7.4 million for the six months ended March 31, 1997 and March 31, 1998, respectively. The increase in interest expense was primarily the result of a $19.1 million, or 89.7%, increase in the average balance of FHLB advances, which increased from $21.3 million at March 31, 1997 to $40.4 million at March 31, 1998, and a slight increase in the weighted average rate paid on such borrowings from 5.34% at March 31, 1997 to 5.49% at March 31, 1998. The increase in FHLB advances reflects management's determination to more heavily utilize FHLB advances to fund asset growth. This increase in interest expense was offset by an overall decrease in interest expense on deposits primarily due to a $1.2 million, or 1.7%, decline in the average balance of savings accounts, combined with a 20 basis point reduction in the weighted average yield of such accounts.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses was $487,000 for the six months ended March 31, 1998, compared to $89,000 for the six months ended March 31, 1997. The increase in the provision for loan losses and corresponding increase in the Bank's allowance for loan losses reflected a change in management's strategic direction of the loan portfolio and a decision to give a greater consideration to the allowance for loan loss ratio levels of peer group institutions. The change in strategic direction changed the composition of the Bank's loan portfolio by increasing the levels of consumer, commercial and construction loans. Such loans generally bear a greater degree of credit risk than one-to-four family loans. The bank anticipates that, as a result of its increasing emphasis on consumer, commercial, multi-family and commercial real estate and construction lending, in the future, it may need to maintain an allowance for loan losses at a higher level than it has maintained in previous periods to offset any greater risk resulting from the shifting composition of its loan portfolio.

NON-INTEREST INCOME. The Bank experienced a $35,000 increase in non-interest income from $298,000 to $333,000 for the six months ended March 31, 1997 and March 31, 1998, respectively, due primarily to an increase in service charges and fee income, offset by losses incurred on the sale of real estate owned
(REO). Service charges and fee income increased

$50,000, or 16.5%, primarily due to implementation of surcharges on ATM transactions in late February 1997. Losses on the sale of REO properties increased $23,000 for the six months ended March 31, 1998 due to the disposal of more properties during the first six months of fiscal year 1998.

NON-INTEREST EXPENSE. Total non-interest expense increased from $4.5 million to $9.5 million for the six months ended March 31, 1997 and March 31, 1998, respectively, due primarily to a one-time $4.8 million non-recurring expense relating to the funding of the Foundation

INCOME TAXES. The Company had an income tax benefit of $1.1 million for the six months ended March 31, 1998 compared to an expense of $569,000 for the six months ended March 31, 1997, resulting in an effective tax rate of (36.5%) for the six months ended March 31, 1998. The decrease in income tax expense was attributable to a net operating loss relating to the one-time charitable donation to the Foundation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference to Part I, Item 2, Sections C, D and E on pages 11-13, inclusive.

Part II - OTHER INFORMATION

1.       Legal Proceedings

         Not applicable.

2.       Changes in Securities

         Not applicable

3.       Defaults Upon Senior  Securities

         Not applicable.

4.       Submission of Matters to a Vote of Security Holders

         Not applicable.

5.       Other information

         Not applicable

6.       Exhibits and Reports on Form 8-K

         (A)    Exhibits

                2.1 Amended Plan of Conversion (including the Federal Stock Charter and Bylaws of First Federal Bank).*

                3.1 Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*

                3.2       Bylaws of Northeast Pennsylvania Financial Corp.*

                10.1 Form of First Federal Bank Employee Stock Ownership Plan and Trust*

                10.2      Draft ESOP Loan Commitment Letter and ESOP Loan
                          Documents*

                10.3 Form of Proposed Employment Agreement between First Federal Bank and certain executive officers*

                10.4 Form of Proposed Employment Agreement between Northeast Pennsylvania Financial Corp. and certain executive officers*

                10.5 Form of Proposed Change in Control Agreement between First Federal Bank and certain executive officers*

                10.6 Form of Proposed Change in Control Agreement between Northeast Pennsylvania Financial Corporation and certain executive officers*

                10.7 Form of Proposed First Federal Bank Employee Severance Compensation Plan*

                10.8 Form of First Federal Bank Supplemental Executive Retirement Plan*

                10.9 Form of First Federal Bank Management Supplemental Executive Retirement Plan*

                11.0      Statement regarding Computation of Per Share
                          Earnings**

                27.0      Financial Data Schedule (filed herewith)


         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

         ** Not applicable as the Company did not have earnings in quarter.

         (B)      Reports on Form 8-K
                  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             NORTHEAST PENNSYLVANIA
                                             FINANCIAL CORP.


Date:       May 13, 1998                     By: /s/ E. Lee Beard
                                                -----------------------------
                                             E. Lee Beard
                                             President and Chief Executive
                                             Officer

Date:       May 13, 1998                     By: /s/ Patrick  J. Owens, Jr.
                                                -----------------------------
                                             Patrick  J. Owens, Jr.
                                             Chief Financial Officer and
                                             Treasurer