Form 10-Q
period 1998-06-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1998-08-12
CIK 1050996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Registrant had 6,427,350 shares of Common Stock outstanding as of August 12, 1998.

                                TABLE OF CONTENTS

Item
No.

                                                                                     Page
                                                                                     Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         June 30, 1998 (unaudited) and September 30, 1997.......................     1

         Consolidated Statements of Operations for the Three Months Ended
         June 30, 1998 and 1997 (unaudited).....................................     2

         Consolidated Statements of Operations for the Nine Months Ended
         June 30, 1998 and 1997 (unaudited).....................................     3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 1998 and 1997(unaudited)......................................     4-5

         Notes to Consolidated Financial Statements (unaudited).................     6-10


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................     11-21

Item 3   Quantitative and Qualitative Disclosures about Market Risk.............     21

PART II - OTHER INFORMATION

1         Legal Proceedings.....................................................     22

2         Changes in Securities and Use of Proceeds.............................     22

3         Defaults Upon Senior Securities.......................................     22

4         Submission of Matters to a Vote of Security Holders...................     22

5         Other Information.....................................................     22

6         Exhibits and Reports on Form 8 - K....................................     22-25

Signatures

                    NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                 Consolidated Statements of Financial Condition

                June 30, 1998 (unaudited) and September 30, 1997
                (in thousands, except share and per share data)

                                                                           June 30,         September 30,
                                                                             1998               1997
                                                                           ---------         ---------
                               Assets                                     (unaudited)

Cash and cash equivalents                                                  $  10,119         $  13,214
Securities held-to-maturity (estimated fair value of $67,504 in
1998 and $38,869 in 1997)                                                     67,166            38,925
Securities available-for-sale                                                106,286            44,773
Loans (less allowance for loan losses of $2,022 for 1998 and $1,272
for 1997)                                                                    279,696           261,469
Accrued interest receivable                                                    3,074             2,169
Real estate owned, net                                                           145               319
Property and equipment, net                                                    8,091             6,762
Other assets                                                                   3,230             1,611
                                                                           ---------         ---------
     Total assets                                                          $ 477,807         $ 369,242
                                                                           =========         =========

                       Liabilities and Equity

Deposits                                                                   $ 322,872         $ 314,123
Federal Home Loan Bank advances                                               65,503            23,516
Other borrowings                                                                 349                92
Advances from borrowers and insurance                                          1,257               477
Accrued interest payable                                                         720               745
Other liabilities                                                              2,148             1,751
                                                                           ---------         ---------

     Total liabilities                                                     $ 392,849         $ 340,704

Preferred stock ($.01 par value;  2,000,000 authorized shares;
0 shares issued)                                                                  --                --
Common stock ($.01 par value; 16,000,000 authorized shares;
6,427,350 shares issued)                                                          64                --
Additional paid-in capital                                                    61,959                --
Unearned employee stock ownership plan (ESOP) shares                          (5,142)               --
Retained earnings - substantially restricted                                  26,313            27,255
Unrealized gain on available-for-sale securities,  net                         1,764             1,283
                                                                           ---------         ---------

     Total equity                                                          $  84,958         $  28,538
                                                                           ---------         ---------

            Total liabilities and equity                                   $ 477,807         $ 369,242
                                                                           =========         =========

                    NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                      Consolidated Statements of Operations
          For the Three Months Ended June 30, 1998 and 1997 (unaudited)
                                 (in thousands)

                                                         For the Three months ended
                                                       June 30, 1998    June 30, 1997
                                                       -------------    --------------
Interest Income:
  Loans                                                    $ 5,445         $ 5,071
  Mortgage-related securities                                  899             905
  Investment securities:
     Taxable                                                 1,224             722
     Non-taxable                                               367              73
                                                           -------         -------
 Total interest income                                       7,935           6,771

Interest Expense:
  Deposits                                                   3,149           3,179
  Federal Home Loan Bank advances and other                    619             430
                                                           -------         -------
     Total interest expense                                  3,768           3,609

Net interest income                                          4,167           3,162

Provision for loan losses                                      292              55
                                                           -------         -------
Net interest income after provision for loan losses          3,875           3,107

Non-interest Income:
  Service charges and other fees                               223             181
   Gain (loss) on sale of:
     Real estate owned                                         (38)            (23)
     Loans                                                      14               2
     Other                                                      --              (3)
                                                           -------         -------
      Total non-interest income                                199             157

Non-interest Expense:
  Salaries and net employee benefits                         1,622           1,310
  Occupancy costs                                              390             345
  Federal deposit insurance premiums                            70              72
  Data processing                                               72              92
  Professional fees                                             94              65
  Federal Home Loan Bank service charges                       108              69
  Charitable contributions                                      25               6
  Other                                                        328             410
                                                           -------         -------
     Total non-interest expense                              2,709           2,369

Income before income taxes                                   1,365             895

Income taxes                                                   374             291
                                                           -------         -------
Net income                                                 $   991         $   604
                                                           =======         =======

Earnings per share - basic                                     .17             N/A
                                                           =======         =======
Earnings per share - diluted                                   .17             N/A
                                                           =======         =======

                    NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                      Consolidated Statements of Operations
          For the Nine Months Ended June 30, 1998 and 1997 (unaudited)
                                 (in thousands)

                                                           For the Nine Months Ended
                                                         June 30, 1998    June 30, 1997
                                                         -------------    -------------
Interest Income:
  Loans                                                    $ 15,971         $ 14,905
  Mortgage-related securities                                 2,299            2,406
  Investment securities:
     Taxable                                                  2,993            2,281
     Non-taxable                                                701              183
                                                           --------         --------
     Total interest income                                   21,964           19,775


Interest Expense:
  Deposits                                                    9,464            9,504
  Federal Home Loan Bank advances and other                   1,726              998
                                                           --------         --------
     Total interest expense                                  11,190           10,502

Net interest income                                          10,774            9,273

Provision for loan losses                                       779              137
                                                           --------         --------

Net interest income after provision for loan losses           9,995            9,136

Non-interest Income:
  Service charges and other fees                                576              484
  Gain (loss) on the sale of:
     Real estate owned                                          (72)             (34)
     Loans                                                       17                7
     Available-for-sale securities                                9               --
     Other                                                        2               (3)
                                                           --------         --------

     Total  non-interest income                                 532              454

Non-interest Expense:
  Salaries and net employee benefits                          4,306            3,807
  Occupancy costs                                             1,149            1,075
  Federal deposit insurance premiums                            213              296
  Data processing                                               208              274
  Professional fees                                             214              192
  Federal Home Loan Bank service charges                        286              195
  Charitable contributions(1)                                 4,924               44
  Other                                                         905              955
                                                           --------         --------
     Total non-interest expense                              12,205            6,838

Income (loss) before income taxes                            (1,678)           2,752

Income taxes                                                   (736)             861
                                                           --------         --------

Net income (loss)                                          $   (942)        $  1,891
                                                           ========         ========

Earnings per share - basic                                     (.16)             N/A
                                                           ========         ========
Earnings per share - diluted                                   (.16)             N/A
                                                           ========         ========

(1) June 30, 1998 includes a charitable contribution of $4,761,000 made to First Federal Charitable Foundation

                    NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                    Consolidated Statement of Cash Flows
          For the Nine Months ended June 30, 1998 and 1997 (unaudited)
                                 (in thousands)

                                                                                          For the Nine Months Ended
                                                                                                  June 30,
                                                                                           1998             1997
                                                                                         ---------         ---------
Operating Activities:
 Net Income (loss)                                                                       ($    942)        $   1,891
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision (Recovery) for REO loss                                                            (68)               33
  Provision for loan losses                                                                    779               137
  Depreciation                                                                                 451               489
  Deferred income tax benefit                                                               (1,888)             (134)
  Funding of First Federal Charitable Foundation                                             4,761                --
  Amortization and accretion on:
     Held-to-maturity securities                                                                45                42
     Available-for-sale securities                                                             130                57
  Amortization of deferred loan fees                                                          (216)             (152)
(Gain) loss on sale of:
     Real estate loans acquired through foreclosure                                             72                34
     Loans                                                                                     (17)               (7)
     Available-for-sale securities                                                              (9)               --
  Gain (loss) on disposal of property and equipment                                             (2)                3
  Changes in assets and liabilities:
     Increase in accrued interest receivable                                                  (905)              (47)
     Increase in other assets                                                                 (339)             (198)
    Increase (decrease) in  accrued interest payable                                           (25)              165
    Increase  in accrued income taxes payable                                                  751             1,099
    Increase (decrease) in other liabilities                                                    87            (1,747)
                                                                                         ---------         ---------

      Net cash provided by operating activities                                              2,665             1,665

Investing Activities:
Loan origination and principal payments on loans, net                                      (23,673)          (14,195)
Proceeds from sale of:
  Available-for-sale securities                                                                 --             8,402
  Real estate acquired through foreclosure                                                     256               200
  Loans                                                                                      4,814               835
Proceeds from repayments of held-to-maturity securities                                     17,535            10,901
Proceeds from repayments of available-for-sale securities                                   22,070             4,903
Proceeds from disposal of fixed assets                                                           2                 1
Purchase of:
  Held-to-maturity securities                                                              (45,821)           (3,604)
  Available-for-sale securities                                                            (81,834)          (21,949)
  Office properties and equipment                                                           (1,780)             (314)
  Federal Home Loan Bank stock                                                              (1,222)              (95)
                                                                                         ---------         ---------

Net cash used in investing activities                                                     (109,653)          (14,915)

Financing Activities:
  Net increase in deposit accounts                                                           8,749             3,488
  Net increase (decrease)  in Federal Home Loan Bank short-term advances                    (8,000)            2,000
  Borrowings of Federal Home Loan Bank long-term advances                                   50,000             7,000
  Repayments of Federal Home Loan Bank long-term advances                                      (13)              (13)
  Net increase in advances from borrowers for taxes and insurance                              780               610

                                                                                      For the Nine Months Ended
                                                                                               June 30,

                                                                                        1998             1997
                                                                                      --------         --------
                                                                                             (unaudited)
     Net increase in other borrowings                                                      257               --
     Net proceeds from issuance of common stock                                         52,120               --
                                                                                      --------         --------

     Net cash provided by financing activities                                         103,893           13,085

Decrease in cash and cash equivalents                                                   (3,095)            (165)

Cash and cash equivalents, beginning of year                                            13,214            4,045
                                                                                      --------         --------

Cash and cash equivalents, end of year                                                  10,119            3,880
                                                                                      ========         ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                                           11,215           10,337
                                                                                      ========         ========
     Income taxes                                                                          400              370
                                                                                      ========         ========
Supplemental disclosure - non-cash information:
  Transfer from loans to real estate owned                                                  86              170
                                                                                      ========         ========

                    NORTHEAST PENNSYLVANIA FINANCIAL CORP.
Notes to Consolidated Financial Statements (unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Financial Statements Presentation

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Bank's Annual Report for the period ended September 30, 1997. The results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

         Business

         Northeast Pennsylvania Financial Corp. (the "Company") is the holding company for First Federal Bank. The Company's principal subsidiary, First Federal Bank, serves the greater Hazleton area, Mountaintop, Bloomsburg, Lehighton, and all of Schuylkill County, through ten office locations. The Bank provides a wide range of banking services to individual and corporate customers. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

         Principles of Consolidation and Presentation

         The accompanying financial statements of the Company include the accounts of Hazleton Bancorp, Inc., FIDACO, Inc., Abstractors, Inc., and First Federal Bank. First Federal Bank and Abstractors, Inc. are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractor's Inc. was purchased June 30, 1998 for a nominal fee. Both Hazleton Bancorp, Inc. and FIDACO, Inc. are inactive subsidiaries of First Federal Bank with the only major asset being an investment by FIDACO, Inc. in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

         Earnings per Share

         Earnings per share, basic and diluted, were $0.17 and ($0.16) for the three and nine months ended June 30, 1998. Due to the Bank's recent conversion and formation of the Company, earnings per share figures for prior year periods are not applicable.

         The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                        JUNE 30,                       JUNE 30,
                               -------------------------      -------------------------
                                                (Dollars in Thousands)

BASIC EPS COMPUTATION             1998           1997            1998           1997
                               -----------   -----------      -----------   -----------

Numerator:                     $       991        $ --        $      (942)        $ --
Denominator:
Weighted average common
shares outstanding               5,930,302          --          5,930,302           --
                               -----------   -----------      -----------   -----------

Basic EPS                      $       .17         N/A        $      (.16)         N/A
                               ==========    ===========      ===========   ===========



DILUTED EPS COMPUTATION            1998          1997             1998         1997
                               -----------   -----------      -----------   -----------

Numerator:                     $       991        $ --        $      (942)        $ --
Denominator:
Weighted average common
shares outstanding               5,930,302          --          5,930,302           --
                               -----------   -----------      -----------   -----------

Diluted EPS                    $       .17         N/A        $      (.16)         N/A
                               ==========    ===========      ===========   ===========

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

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when "FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions," were issued. This statement requires changes in disclosures and would not affect the financial condition or operating results of the Company. This Statement is effective for the fiscal years beginning after December 15, 1997.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on earnings, financial condition or equity.


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

         The Company may not declare nor pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

         In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of June 30, 1998, there were no shares of preferred stock issued.

4.       Loans

          Loans are summarized as follows:              June 30,        September 30,
                                                          1998               1997
                                                        ---------         ---------
          Real Estate loans:                           (unaudited)
           One-to-four family                           $ 179,189         $ 179,101
           Multiple family and commercial                   9,227             6,701
           Construction                                     3,160             5,818
                                                        ---------         ---------
         Total real estate loans                          191,576           191,620
                                                        ---------         ---------

         Consumer Loans:
           Home equity loans and lines of credit           52,817            41,278
           Automobile                                      23,764            13,678
           Education                                        2,373             2,348
           Unsecured lines of credit                        1,701             1,310
           Other                                            1,115             3,229
                                                        ---------         ---------
         Total consumer loans                              81,770            61,843
                                                        ---------         ---------
         Commercial loans                                   9,936            10,775
                                                        ---------         ---------
         Total loans                                      283,282           264,238
                                                        ---------         ---------
           Less:
              Allowance for loan losses                    (2,022)           (1,272)
              Deferred loan origination fees               (1,564)           (1,497)
                                                        ---------         ---------
         Total loans, net                               $ 279,696         $ 261,469
                                                        =========         =========

          Rollforward of allowance for loan losses:

                                          For the nine
                                          months ended     For the year ended
                                          June 30, 1998    September 30, 1997
                                          -------------    ------------------
         Balance, beginning of period          1,272             730
         Charge-offs                             (36)           (132)
         Recoveries                                7              23
         Provision for loan losses               779             651
                                             -------         -------
         Balance, end of period              $ 2,022         $ 1,272
                                             =======         =======


5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                           June 30, 1998               September 30, 1997
                                                                           -------------               ------------------
                                                                                     Percent of                    Percent of
                                                                        Amount         Total          Amount         Total
                                                                       --------        -----         --------        -----
         Savings accounts (passbook, statement, clubs)                 $ 71,342         22.1%        $ 71,779         22.8%
         Money market accounts                                           14,789          4.6%          13,821          4.4%
         Certificates of deposit less than $100,000                     164,339         51.0%         161,844         51.5%
         Certificates of deposit greater than $100,000(1)                29,533          9.1%          30,892          9.9%
         NOW Accounts                                                    32,390         10.0%          27,302          8.7%
         Non-interest bearing deposits                                   10,479          3.2%           8,485          2.7%
                                                                       --------        -----         --------        -----
         Total deposits at end of period                               $322,872          100%        $314,123          100%
                                                                       ========        =====         ========        =====

(1) Deposit balances in excess of $100,000 are not federally insured.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this 10-Q may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy; Section C, Management of Interest Rate Risk and Market Risk Analysis; and Section G, Liquidity and Capital Resources.

A.       GENERAL

The Company is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales activities, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

B.        MANAGEMENT STRATEGY

Since fiscal year 1993, the Bank's operating strategy has been that of a community-based bank, offering a wide variety of savings products to its retail customers, while concentrating on residential and construction lending and, to a lesser extent, consumer lending and small business and municipal commercial lending. In order to promote long-term financial strength and profitability, the Bank's operating strategy has focused on: (i) maintaining strong asset quality by originating one-to-four family loans in its market area; (ii) increasing profitability by emphasizing higher yielding consumer and commercial loans;
(iii) managing its interest rate risk by emphasizing shorter-term, fixed-rate, one-to-four family loans, in addition to consumer and commercial loans; limiting its retention of newly-originated longer-term fixed-rate one-to-four family loans; soliciting longer-term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"); and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the banking needs of its customers through expanded products and improved delivery systems by taking advantage of technological advances; and (v) maintaining a strong regulatory capital position.

The Bank has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities. During the quarter ended June 30, 1998, the Bank completed the purchase of $6.2 million of new and used automobile loans from a local lending institution. Additionally, the Bank has implemented a program to sell in the secondary market longer-term, fixed-rate one-to-four family loans which it originates in excess of its retention policy for such loans. Previously, as a result of its policy to limit its retention of newly originated longer-term, fixed-rate one-to-four family loans to 20% of total loan origination during a fiscal year, periodically the Bank had to limit its origination of such loans. The Bank is also evaluating the offering of loan products which it has historically not offered, such as nonconforming or subprime one-to-four family loans. In the event the Bank originates such loan products, it currently intends to hold such loans in its portfolio.

The Bank has entered into an agreement with T.H.E. Financial Group, LTD, to provide customers with alternative investment opportunities. Also, during the quarter, Northeast Pennsylvania Financial Corp. entered into an agreement and completed the purchase of Abstractors, Inc., a local title insurance agency.

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

In recent years, the Bank has utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of fixed-rate mortgages having terms of maturity of not more than fifteen years, adjustable-rate and shorter-term loans, commercial loans and consumer loans;
(ii) limiting the origination of all greater than 15-year fixed-rate mortgage loans to no more than 20% of the total originations in a given year, and; (iii) investing in shorter-term and, to a lesser extent, adjustable-rate securities which generally bear lower yields, compared to longer-term investments, but which better position the Bank for increases in market interest rates. In January 1998, the Bank began selling, in the secondary market, fixed-rate mortgage loans originated with terms greater than 15 years, which exceeded the first 20% of originations in the given year, while retaining the servicing rights.

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

D.       GAP ANALYSIS

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within a period. At June 30, 1998, the Bank's cumulative one year gap was a positive 5.2% of total assets compared to a negative 9.9% at September 30, 1997. September's interest rate sensitivity gap reflected the temporary use of proceeds from the sale of investment and mortgage-related securities at the end of fiscal 1997, which significantly increased interest-bearing deposits and reduced FHLB advances as of September 30, 1997 compared to their levels immediately prior to the sale of securities. June's interest rate sensitivity gap reflected the results of the investment of the proceeds from the sale of the Company's stock, and the impact of the Bank's purchase of investments utilizing FHLB advances. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-earning liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

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

E.       NET PORTFOLIO VALUE

The Bank's interest rate sensitivity is primarily monitored by management through the use of a model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. Such analyses are prepared by a third party for the Bank. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which may vary from the Bank's model primarily due to differences in assumptions utilized, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of June 30, 1998.

     Change in                                                                                  NPV as % of Portfolio
   Interest Rates                            Net Portfolio Value                                     Value of Assets
  In Basis Points         ---------------------------------------------------------     -------------------------------------
    (Rate Shock)              Amount             $ Change             % Change              NPV Ratio                Change (1)
---------------------     ----------------     ---------------      ---------------     ----------------     ----------------
    (Dollars in
     thousands)
        400                        48,515             -19,914               -29.1%               11.57%                 -333
        300                        54,137             -14,292               -20.9%               12.60%                 -230
        200                        59,797              -8,632               -12.6%               13.59%                 -131
        100                        64,774              -3,655                -5.3%               14.39%                  -51
       Static                      68,429                   0                 0.0%               14.90%                    0
        -100                       70,920               2,491                 3.6%               15.17%                   27
        -200                       72,186               3,756                 5.5%               15.21%                   31
        -300                       74,278               5,849                 8.5%               15.38%                   48
        -400                       77,550               9,121                13.3%               15.73%                   83

------------------------------
(1) Expressed in basis  points

As is the case with gap analysis, certain shortcomings are inherent in the methodology used in the NPV interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, NPV assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, NPV measurements provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

F.       NON-PERFORMING ASSETS

The following table presents information regarding the Bank's non-performing assets at the dates indicated:

                                                                            June 30,     September 30,
                                                                              1998           1997
                                                                             ------         ------
Non-performing loans:
 Non-accrual loans                                                           $  954         $  774
Restructured loans                                                               --            112
                                                                             ------         ------
   Total non-performing loans                                                   954            886
Real estate owned and other repossessed assets                                  156            322
                                                                             ------         ------
     Total non-performing assets                                             $1,110         $1,208
                                                                             ======         ======

         Total nonperforming loans and troubled debt restructuring as
         a percentage of total loans                                            .34%           .34%
         Total nonperforming assets and troubled debt restructuring
         as a percentage of total assets                                        .23%           .33%

G.       LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At June 30, 1998 and 1997, the Bank's liquidity ratios were 14.62% and 9.74%, respectively.

At June 30, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $54.2 million, or 12.1%, of total adjusted assets, which is above the required level of $13.4 million, or 3.0%; core capital level of $54.2 million or 12.1% of total adjusted assets, which is above the required level of $17.9 million, or 4.0%; and risk-based capital of $56.3 million or 24.2% of risk-weighted assets, which is above the required level of $18.6 million, or 8%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $116.4 million or 24.4% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1998, the Bank had $65.5 million in advances outstanding from the FHLB, and had an additional overall borrowing capacity from the FHLB of $229.5 million.

Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At June 30, 1998, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $28.6 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") accounts, which are scheduled to mature in less than one year from June 30, 1998, totaled $123.5 million. The Bank expects that substantially all of the maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At June 30, 1998, the Bank had $25.8 million in jumbo certificates which will be evaluated at maturity.

To improve its customer delivery systems and expand its services, the Bank anticipates investing in new computer hardware and software during fiscal 1998 and may expand branch facilities. The Bank anticipates that during fiscal 1998, it will incur capital expenditures of approximately $1.5 million to fund such plans. These anticipated capital expenditures will be funded from the Bank's general corporate funds, including proceeds from the Conversion and its FHLB advances.

The initial impact of the Conversion on the liquidity and capital resources of the Bank was significant as it substantially increased the liquid assets of the Bank and the capital base on which the Bank operates. Additionally, the Bank invested the substantial majority of its conversion proceeds in readily marketable investment grade securities which, if liquidity needs developed, could be sold by the Bank to provide additional liquidity. Further, the additional capital resulting from the offerings increased the capital base of the Bank. At June 30, 1998, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $56.0 million, or 12.5% of total assets, which approximated the Bank's regulatory tangible capital at that date of 12.1% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

H.       YEAR 2000 COMPLIANCE

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two digits. For example, "96" is stored in the system and represents 1996. The Bank has been identifying potential problems associated with the "Year 2000" issue and has implemented a plan designed to ensure that all software used in connection with the Bank's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Bank has prepared a critical issues schedule with a timeline and assigned responsibilities. In addition, the Bank recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors. The Bank is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Bank has received representations from its primary third party vendors that they will have resolved any Year 2000 problems in their software by December 31, 1998 and anticipates that all of its vendors also will have resolved any Year 2000 problems in their software by that same date. All Year 2000 issues for the Bank, including testing, are expected to be addressed by December 31, 1998, with the goal of correcting any problems by March 31, 1999. The Bank will also prepare contingency plans in the event there are any system interruptions. The Bank believes that its total costs related to Year 2000 will not exceed $100,000. There can be no assurances, however, that such plan or the performance by the Bank's vendors will be effective to remedy all potential problems. To the extent the Bank's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Bank's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on the part of the Bank's customers could result in additional expense or loss to the Bank. The Bank plans also to work with its customers to address any potential Year 2000 problems, and has implemented a Customer Awareness Program which will help to alleviate any concerns there may be regarding the Bank's Year 2000 compliance.


I.  COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND SEPTEMBER 30, 1997

Total assets increased by $108.6 million, or 29.4%, from $369.2 million at September 30, 1997 to $477.8 million at June 30, 1998. The growth in assets was primarily due to increases in investments and loans receivable.

Investment securities classified as available-for-sale increased from $44.8 million at September 30, 1997 to $106.3 million at June 30, 1998, a growth of $61.5 million, while held-to-maturity securities grew $28.2 million, or 72.6%, to $67.2 million at June 30, 1998. These increases were attributable to the reinvestment of the proceeds from the September 30, 1997 sale of securities, the Conversion, and additional FHLB advances. Cash and cash equivalents of $10.1 million at June 30, 1998 decreased $3.1 million from September 30, 1997 due to the purchase of additional investment securities.

Loans receivable increased $18.2 million, or 6.97%, to $279.7 million at June 30, 1998. This was primarily due to a $10.5 million increase in home equity loans resulting from increased marketing efforts and competitive pricing of such loans, combined with the purchase of $6.2 million in indirect auto loans from a local financial institution.

Accrued interest receivable increased $905,000, or 41.7%, to $3.1 million at June 30, 1998. This was due to an increase in loans receivable and investment and mortgage-related security purchases.

Property and equipment increased $1.3 million, or 19.6%, to $8.1 million at June 30, 1998. This increase was primarily the result of the construction of a new branch in Mountaintop and the purchase of a new site for the relocation of the Columbia Mall branch office.

Prepaid expenses and other assets increased $1.6 million, to $3.2 million at June 30, 1998. This increase was primarily the result of a $1.3 million deferred tax asset at June 30, 1998, resulting from the tax effect of the $4.8 million charitable contribution to the Foundation.

Total deposits increased $8.7 million, or 27.9%, to $322.9 million at June 30, 1998. The increase in deposits was the result of an $8.0 million increase in checking accounts from $49.7 million at September 30, 1997 to $57.7 million at June 30, 1998, primarily as a result of a $3.4 million, or 19.8% increase in NOW accounts combined with a $2.0 million, or 43.6% increase in non-interest bearing demand accounts resulting from a more active solicitation of such accounts.

FHLB advances increased $42.0 million from $23.5 million at September 30, 1997 to $65.5 million at June 30, 1998. This was a result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities, and consumer loans. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Total equity increased $56.4 million to $85.0 million at June 30, 1998. This increase in equity resulted primarily from the addition of common stock of $64,000 and additional paid-in capital of $62.0 million, as a result of the Conversion, net of the establishment of a $5.1 million liability for unearned ESOP shares.

J. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

GENERAL. The Company had net income of $991,000 for the three months ended June 30, 1998, compared to net income of $604,000 for the three months ended June 30, 1997, an increase of $387,000 or 64%. This increase was primarily attributable to a $1.2 million rise in interest income, offset by increases in non-interest expenses, provision for loan losses, and interest expenses of $340,000, $237,000, and $160,000, respectively.

INTEREST INCOME. Total interest income increased by $1.2 million , or 17.2%, from $6.8 million for the three months ended June 30, 1997 to $7.9 million for the three months ended June 30, 1998. This was primarily due to a $102.1 million, or 28.1%, increase in the average balance of interest earning assets, offset by a slight decrease in the weighted average yield on interest earning assets. Interest income on consumer loans increased $268,000 from $1.3 million for the period ending June 30, 1997 to $1.5 million principally due to increases in the average balance of consumer loans from $59.4 million to $72.3 million for the three months ended June 30, 1997 and June 30, 1998, respectively, an increase of $12.9 million, or 21.2%. Interest income on securities increased $791,000, or 46.6%, to $2.5 million for the three months ended June 30, 1998 primarily due to a $70.6 million increase in average balances of investment securities.

INTEREST EXPENSE. Interest expense increased $160,000, or 4.4%, from $3.6 million to $3.8 million for the three months ended June 30, 1997 and June 30, 1998, respectively. The increase in interest expense was primarily the result of a $15.2 million increase in the average balance of FHLB advances and other borrowings, which increased from $31.0 million at June 30, 1997 to $46.2 million at June 30, 1998, the increase in FHLB advances reflects management's determination to more heavily utilize FHLB advances to fund asset growth. This increase was offset by a decrease in interest expense on savings accounts, which was the result of a $1.4 million decrease in the average balances of these accounts, combined with a 25 basis point decrease.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses for the three months ended June 30, 1998 was $292,000, compared to $55,000 for the three months ended June 30, 1997. The increase in the provision for loan losses and corresponding increase in the Bank' allowance for loan losses reflected a change in management's strategic direction and a decision to give a greater consideration to the allowance for loan loss ratio levels of peer group institutions. The change in strategic direction changed the composition of the Bank's loan portfolio by increasing the levels of consumer, commercial, and construction loans. The bank anticipates that, as a result of its increasing emphasis on consumer, commercial, multi-family and commercial real estate and construction lending, in the future, it may need to maintain an allowance for loan losses at a higher level than it has maintained in previous periods to offset any greater risk resulting from the shifting composition of its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased $42,000 from $157,000 to $199,000 for the three months ended June 30, 1997 and June 30, 1998, respectively. The increase in non-interest income was primarily due to an increase in service charges and other fees from $97,600 to $126,000 for the three months ended June 30, 1997 and June 30, 1998, respectively, primarily due to increased customer activity on the various deposit accounts.

NON-INTEREST EXPENSE. Total non-interest expense increased from $2.4 million to $2.7 million for the three months ended June 30, 1997 and June 30, 1998, respectively. This increase was due primarily to an increase in compensation and employee benefits of $312,000, or 23.9%, to $1.6 million for the three months ended June 30, 1998, from $1.3 million for the comparable period in 1997 due to staff additions relating to the opening of the Mountaintop branch, as well as, the establishment of the ESOP.

INCOME TAXES. The Company had an income tax provision of $374,000 for the three months ended June 30, 1998, compared to an expense of $291,000 for the three months ended June 30, 1997 resulting in effective tax rates of 27.4% and 32.5%, respectively. The increase in income tax expense was attributable to the increase in income before taxes for the three months ended June 30, 1998. The decline in the effective tax rate was caused by the effect of a state tax credit granted, in May 1998, under the Neighborhood Assistance Act.

K. COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997.

GENERAL. For the nine months ended June 30, 1998, the Company reported a net loss of $942,000, compared to $1.9 million net income for the same period in 1997. This loss was primarily due to the one-time $4.8 million non-recurring pre-tax ($3.1 million after-tax) expense relating to the funding of the Foundation in connection with the Conversion, offset by a $1.5 million, or 16.2%, increase in net interest income. The Company's core net earnings (year to date earnings excluding the after-tax impact of the non-recurring contribution) were $2.2 million for the nine months ended June 30, 1998.

INTEREST INCOME. Total interest income increased $2.2 million, or 11.1%, from $19.8 million to $22.0 million for the nine months ended June 30, 1997 and June 30, 1998, respectively, primarily due to a $94.7 million, or 26.7%, increase in the average balance of interest earning assets and a slight increase in the weighted average yield on interest earning assets. Interest income on real estate loans increased $283,000, or 27.4%, to $10.6 million for the nine months ended June 30, 1998, primarily due to a $4.3 million increase in the average balance of one-to-four family loans. Interest income on consumer loans increased $552,000, or 15.0%, to $4.2 million for the nine months ended June 30, 1998 principally due to an $8.3 million increase in the average balance of consumer loans from $57.8 million at June 30, 1997 to $66.1 million at June 30, 1998. Interest income on securities increased by $1 million, or 23.1%, to $6.0 million for nine months ended June 30, 1998 primarily due to a $21.1 million, or 44.8%, increase in the average balance of such securities. Interest income on mortgage-related securities reflected a modest decrease of $107,000 primarily due to a $3.6 million decrease in the average balances from $53.2 million at June 30, 1997 to $49.6 million at June 30, 1998. .

INTEREST EXPENSE. Interest expense increased by $688,000, or 6.6%, from $10.5 million to $11.2 million for the nine months ended June 30, 1997 and June 30, 1998, respectively. The increase in interest expense was primarily the result of a $17.5 million, or 71.2%, increase in the average balance of FHLB advances, which increased from $24.6 million at June 30, 1997 to $42.3 million at June 30, 1998, and a slight increase in the weighted average rate paid on such borrowings from 5.43% at June 30, 1997 to 5.45% at June 30, 1998. The increase in FHLB advances reflects management's determination to more heavily utilize FHLB advances to fund asset growth. This increase in interest expense was offset by an overall decrease in interest expense on deposits primarily due to a $1.3 million, or 1.8%, decline in the average balance of savings accounts, combined with a basis point reduction in the weighted average yield of such accounts.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses was $779,000 for the nine months ended June 30, 1998, compared to $137,000 for the nine months ended June 30, 1997. The increase in the provision for loan losses and corresponding increase in the Bank's allowance for loan losses reflected a change in management's strategic direction of the loan portfolio and a decision to give a greater consideration to the allowance for loan loss ratio levels of peer group institutions. The change in strategic direction changed the composition of the Bank's loan portfolio by increasing the levels of consumer, commercial and construction loans. Such loans generally bear a greater degree of credit risk than one-to-four family loans. The Bank anticipates that, in the future, it may need to maintain an allowance for loan losses at a higher level than it has maintained in previous periods.

NON-INTEREST INCOME. The Bank experienced a $78,000 increase in non-interest income from $454,000 to $532,000 for the nine months ended June 30, 1997 and June 30, 1998, respectively, due primarily to an increase in service charges and fee income. Service charges and fee income increased $111,000, or 27.8%, primarily due to an implementation of surcharges on ATM transactions in late February 1997, as well as increased loan origination and deposit account activity.

NON-INTEREST EXPENSE. Total non-interest expense increased from $6.8 million to $12.2 million for the nine months ended June 30, 1997 and June 30, 1998, respectively, due primarily to a one-time $4.8 million non-recurring expense relating to the funding of the Foundation. A $499,000, or 13.1%, increase in salary and benefit expense contributed to the increase. This increase was primarily due to the establishment of an ESOP accrual, and staff additions relating to the opening of a new branch office in January 1998.

INCOME TAXES. The Company had an income tax benefit of $736,000 for the nine months ended June 30, 1998 compared to an expense of $861,000 for the nine months ended June 30, 1997 resulting in effective income tax benefit and income tax expense rates of (43.9%) and 31.3%, respectively. The decrease in income tax expense and change in effective tax rate were attributable to a net operating loss relating to the one-time charitable donation to the Foundation, combined with a state tax credit granted under the Neighborhood Assistance Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference to Part I, Item 2, Sections C, D and E on pages 11-13, inclusive.

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable

Item 3.           Defaults Upon Senior  Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

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

                  10.6 Form of Proposed Change in Control Agreement between Northeast Pennsylvania Financial Corporation and certain executive officers*

                  10.7 Form of Proposed First Federal Bank Employee Severance Compensation Plan*

                  10.8 Form of First Federal Bank Supplemental Executive Retirement Plan*

                  10.9 Form of First Federal Bank Management Supplemental Executive Retirement Plan*

                  11.0     Statement regarding Computation of Per Share Earnings

                  27.0 Financial Data Schedule (submitted only with filing in electronic format)


                  * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

                  (B)      Reports on Form 8-K

                           On April 28, 1998 the Company filed an 8-K to announce its earnings for the quarter ended March 31, 1998. The press release announcing the Company's second quarter earnings was filed by exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        NORTHEAST PENNSYLVANIA
                                        FINANCIAL CORP.


Date: August 12 , 1998                  By: /s/ E. Lee Beard
                                        E. Lee Beard
                                        President and Chief Executive
                                        Officer

Date: August 12 , 1998                  By: /s/ Patrick J. Owens, Jr.
                                        Patrick  J. Owens, Jr.
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

11.0     Statement regarding Computation of Per Share Earnings               26

27.0     Financial Data Schedule (submitted only with filing in electronic
         format)                                                             --