Form 10-K405
period 1998-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1998-12-29
CIK 1050996

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended September 30, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________
Commission File Number 1-13793

-------------------------------------------------------------------------------

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


DELAWARE                                                              06-1504091

(State or other jurisdiction of                                 (I.R.S. Employer
Incorporation or organization)                               Identification No.)

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                            18201-6591

(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code  (570) 459-3700


Securities registered under Section 12 (b) of the Act:


        Title of each class           Name of each exchange on which registered

Common Stock, par value $0.01 per share           American Stock Exchange



           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant i.e., persons other than directors and executive officers of the registrant is $69.7 million and is based on the last sales price as quoted on the American Stock Exchange for December 28, 1998.

The number of shares of common stock outstanding as of December 28, 1998 was 6,170,256.

(1) Portions of the Annual Report to Shareholders for the year ended September 30, 1998 are incorporated by reference into Part I, Part II, Part III and Part IV of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III of this Form 10-K.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS



Part I                                                                      Page
Item 1           Business                                                   1-13
Item 2           Properties                                                14-15
Item 3           Legal Proceedings                                            15
Item 4           Submission of Matters to a Vote of Security Holders          15

Part II
Item 5           Market for Registrant's Common Equity and Related
                 Stockholder Matters                                          16
Item 6           Selected Financial Data                                      16
Item 7           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          16
Item 7A          Quantitative and Qualitative Disclosure About Market Risk    16
Item 8           Financial Statements and Supplementary Data                  16
Item 9           Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          16

Part III
Item 10          Directors and Executive Officers of the Registrant           17
Item 11          Executive Compensation                                       17
Item 12          Security Ownership of Certain Beneficial Owners and
                 Management                                                   17
Item 13          Certain Relationships and Related Transactions               17

Part IV
Item 14          Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                       18-19

SIGNATURES                                                                    20

                                     Part I
Forward Looking Statements

     In addition to historical information, our 10-K may include certain forward-looking statements based on current management expectations. The
Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulation of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, avoidance of any adverse effect as a result of the Year 2000 issue, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Item 1. Business

General

     Northeast Pennsylvania Financial Corp. (the "Company") is a Delaware Corporation and is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Company's executive offices are located at 12 East Broad Street, Hazleton, Pennsylvania 18201.

     The Bank was organized in 1935 as a federally chartered savings and loan association. On March 31, 1998, the Bank's predecessor converted from a federally chartered savings and loan association to a federally chartered capital stock savings bank and changed its name to First Federal Bank (the "Conversion"). On March 31, 1998, the Company acquired the Bank as part of the Conversion. The Bank serves the greater Hazleton area, Mountaintop, Bloomsburg, Lehighton, and all of Schuylkill County, through ten office locations. At September 30, 1998, the Bank had total assets of $522.2 million, deposits of $324.0 million and stockholder's equity of $87.4 million.

     The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its 10 banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans, consumer loans, and multi-family and commercial loans. The Company currently originates, primarily for investment, adjustable-rate and shorter-term (15 years or less) one- to four-family mortgage loans and longer-term, fixed-rate one- to four-family mortgage loans. Since the Company has a policy to limit its retention of newly originated longer-term, fixed-rate one- to four-family loans to 25% of total originations for a fiscal year, periodically the Company has had to limit its origination of such loans. The Company has implemented a program for resale in the secondary market of longer-term fixed-rate one- to four-family mortgage loans originated in excess of its retention limit. Also, the Company is currently considering the origination for sale of subprime one- to four-family mortgage loans, if the origination of such loans were warranted under market conditions. The Company also originates a variety of consumer loans, including home equity loans, home equity lines of credit, direct and indirect automobile loans and education loans, and commercial loans. To a lesser extent, the Company also originates multi-family and commercial real estate loans and construction loans. The Company also invests in mortgage-related securities and investment securities, primarily U.S. government and agency and municipal obligations, and other permissible investments.

     The Company's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and other noninterest income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-related securities, FHLB advances and proceeds from the sale of loans.

Market Area and Competition

     The Company is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's lending and deposit gathering is concentrated in its market area consisting of Luzerne, Carbon, Columbia, Monroe and Schuylkill counties in Northeast Pennsylvania. The Company invests primarily in loans secured by first or second mortgages on properties located in areas surrounding its offices.

     The Company maintains its headquarters in Hazleton and three other banking offices in Luzerne County. The Company's four offices in Luzerne County, including Hazleton, accounted for $169.3 million or 52.2% of the Company's total deposits at September 30, 1998. Hazleton is situated approximately 100 miles from Philadelphia and New York City and approximately 50 miles from Allentown and the Wilkes-Barre/Scranton area. The Company also maintains two banking branch offices in Bloomsburg (Columbia County), one in Lehighton (Carbon County), and one each in Frackville, Pottsville and Shenandoah (all in Schuylkill County). The Company also operates, separate from its branch office locations, a loan production office in Pocono Pines in Monroe County. A second loan production office was combined with the Mountaintop branch office which was opened in January 1998.

     The economy of the greater Hazleton area is characterized by diversified light manufacturing and is the site of production facilities for several major manufacturers including Union Camp, Hershey-Cadbury Chocolates, Quebecor and Hazleton Pumps, Inc. As a consequence, the manufacturing sector employs more than one third of the area's work force. The Hazleton area has excellent access to major highway transportation routes including Interstates 80 and 81 as well as rail transportation. The population of Luzerne County has remained relatively static and has one of the oldest average ages for all counties in the United States. The overall population in the Company's market area is relatively small and, in recent years, has grown slowly, and the unemployment rate in the area is greater than the national average.

     Monroe County, the location of the Pocono Pines loan production office, is dominated by the Pocono Mountains, making the area one of the Middle-Atlantic's most popular resort areas. The Pocono Mountains, with their ski areas and other recreational facilities, draw vacationers primarily from Eastern Pennsylvania, New Jersey, Maryland, and New York. The Company established its loan production office to take advantage of the market for vacation properties existing in Monroe County as well as to be involved in the growth in the number of permanent residents relocating into the County.

     The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

     In addition, the Company recognizes that its customer base increasingly focuses on convenience and access to services. The Company has addressed these customer desires recently through the implementation of PC banking and voice response capabilities, a computerized loan origination and document system and the issuance of debit cards. The Company intends to continue to evaluate and enhance its service delivery system.

LENDING ACTIVITIES

     Origination and Sale of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its branch offices and loan origination office. All loans originated by the Bank are underwritten pursuant to the Bank's policies and procedures. For fiscal 1998 and 1997, the Bank originated $91.9 million and $72.1 million in loans, respectively. The Bank originates both adjustable-rate and longer-term and shorter-term fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     In recent years, all real estate loans originated by the Bank have been originated for investment, although, in the past, the Bank has sold loans. It currently is the policy of the Bank to retain for investment longer-term (greater than 15 years to maturity at date of origination) fixed-rate one- to four- family loans originated during a fiscal year only up to 25% of its total loan originations during that year. In addition, the Bank generally retains the adjustable rate and shorter-term (maturities of 15 years or less) fixed-rate loans originated. In recent years, the Bank has not sold loans and has had to limit its solicitation of longer-term one-to four-family loans to meet its retention policy regarding such loans. However in January 1998, the Bank implemented a program to sell longer-term fixed-rate one- to four-family mortgage loans in the secondary market.

     During fiscal years 1998 and 1997, the Bank originated $19.8 million and $17.7 million, respectively, of one- to four-family mortgage loans. In addition, during fiscal years 1998 and 1997, the Bank originated $12.0 million and $14.2 million, respectively, of construction loans. Approximately 100% of such construction loans were for owner financing of single family properties, which, upon completion of the construction phase, generally would convert to permanent financing. Also, the Bank originated $6.5 million and $2.1 million, respectively, of multi-family and commercial real estate loans during fiscal 1998 and 1997.

     Also, during fiscal 1998 and 1997, respectively, the Bank originated $48.0 million and $30.8 million of consumer loans, consisting of $26.7 million and $13.6 million, respectively, of home equity loans, $2.8 million and $3.1 million, respectively, of home equity lines of credit, $13.3 million and $8.9 million, respectively, of direct and indirect automobile loans, $1.7 million and $1.7 million, respectively, of education loans, and $3.5 million and $3.5 million, respectively, of other consumer loans. The automobile loan increase during fiscal 1998 includes the purchase of $6.5 million of indirect auto loans from a local financial institution.

     In addition, during fiscal 1998 and 1997, respectively, the Bank originated $5.6 million and $7.4 million of commercial loans. These originations consisted primarily of commercial business and municipal loans.

The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                         For the Fiscal Year Ended September 30,
                                                    1998       1997        1996
                                                          (In Thousands)

Loans at beginning of period                     $268,972   $250,142   $219,633
   Originations:
      Real estate:
         One- to four-family                       19,790     17,698     24,355
         Multi-family and commercial                6,513      2,055      1,588
         Construction                              11,965     14,151     12,238
                                                  -------     ------     ------
            Total real estate loans                38,268     33,904     38,181

      Consumer:
         Home equity loans and lines of credit     29,512     16,710     17,464
         Automobile                                13,274      8,912      8,107
         Education                                  1,743      1,658      1,727
         Unsecured lines of credit                    741        837        711
         Other                                      2,761      2,671      2,361
                                                  -------     ------     ------
            Total consumer loans                   48,031     30,788     30,370
      Commercial                                    5,602      7,426      6,614
                                                  -------     ------     ------
            Total loans originated                 91,901     72,118     75,165
                                                  -------     ------     ------

Deduct:
   Principal loan repayments and prepayments       61,722     51,298     42,619
      Loan sales                                    8,365      1,789      1,534
      Transfers to REO                                222        201        503
                                                  -------     ------     ------
            Sub-total                              70,309     53,288     44,656
                                                  -------     ------     ------
Net loan activity                                  21,592     18,830     30,509
                                                  -------    -------    -------
      Loans at end of period (1)                 $290,564   $268,972   $250,142
                                                  =======    =======    =======

(1) Loans at end of period include loans in process of $4,005, $4,734 and $5,077 for fiscal years 1998, 1997 and 1996, respectively.

     One- to Four-Family Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by one- to four-family residences. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, and through referrals from members of the Bank's local communities.

     The origination of adjustable-rate mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

     Most one- to four-family mortgage loans are underwritten according to FNMA and FHLMC guidelines. However, the Bank is evaluating whether to offer one- to four-family mortgage loans to borrowers whose credit does not fully meet established FNMA or FHLMC standards, for example, income to debt ratios for the borrower ("subprime loans"). Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

     Multi-family and Commercial Real Estate Lending. The Bank originates fixed-rate and adjustable-rate multi-family and commercial real estate loans that generally are secured by properties used for business purposes or a combination of residential and retail purposes.

     Pursuant to the Bank's underwriting policies a multi-family mortgage and commercial real estate loan may be made in an amount up to 80% of the lower of the appraised value or sales price of the underlying property with terms generally ranging from 15 to 25 years.

     The factors considered by the Bank in granting these loans include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 125%.

     Construction Lending. The Bank also offers residential construction loans. Such loans primarily have been for presold one- to four-family residences for the construction phase and convert into permanent financing. The Bank generates residential construction loans primarily through direct contact with the borrower or home builders, and these loans involve properties located in the Bank's market area. Such loans require that the Bank review plans, specifications and cost estimates and that the contractor be known to the Bank to be reputable. The amount of construction advances to be made, together with the sum of previous disbursements, may not exceed the percentage of completion of the construction. The maximum loan-to-value limit applicable to such loans is 80%.

     Consumer Lending. The Bank offers consumer loans which include home equity loans, home equity lines of credit, direct and indirect automobile loans, education loans and other consumer loans. The Bank's home equity loans are generated primarily through the Bank's retail offices. The Bank generally offers home equity loans with a term of 180 months or less. The Bank also offers home equity lines of credit with terms up to 20 years, the last 10 years of which require full amortization of the principal balance. The maximum loan amount for both home equity loans and home equity lines of credit is subject to a combined loans-to-value ratio of 80%.

     The Bank also offers automobile loans, both on a direct and an indirect basis (through new and used car dealers). The indirect automobile loans are originated by dealers in accordance with underwriting standards pre-established by the Bank and are serviced by the Bank. The Bank also offers loans on recreational vehicles and boats and other consumer loans including education loans which are federally guaranteed and originated under regulations of the Pennsylvania Higher Education Assistance Agency, deposit-secured loans, and other personal and unsecured loans. The Bank's policy is to sell its education loans once the borrower has left school to Sallie Mae with servicing released.

     Commercial Lending. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Interest rates charged generally float based on the prime rate as published in the Wall Street Journal. Prior to making commercial business loans, the borrower is required to provide the Bank with sufficient information to allow a prudent loan decision to be made. Such information generally includes financial statements and projected cash flows, and is reviewed to evaluate debt service capability. Commercial business loans are generally secured by a variety of collateral, primarily real estate, and frequently are supported by personal guarantees. In addition, the Bank actively participates in industrial loans arranged through and with the Greater Wilkes-Barre Industrial Fund and CanDo, Inc. a Hazleton area industrial fund.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and the levels of loan approvals of the Bank and oversees the Bank's lending activity. The Board of Directors has established a Loan Committee comprised of the Bank's Chairman of the Board of Directors, President, Senior Vice President Lending, Senior Vice President Chief Financial Officer and at least one outside director.

     Non-performing Assets, Impaired Loans, Real Estate Owned and Allowance for Loan Losses. The information relating to the Bank's non-performing assets, impaired loans, real estate owned and allowance for loan losses appears on pages 18, 19 and 20 of the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Investment Activities

     The above captioned information appears in "Investment Activities" in the Registrant's 1998 Annual Report to Shareholders on pages 16 and 17 and is incorporated herein by reference.

Source of Funds

     Information relating generally to the Bank's source of funds and a description of the Bank's deposits appears under "Sources of Funds" in the Registrant's 1998 Annual Report to Shareholders on pages 20 and 21 and is incorporated herein by reference.

     Borrowings. The Bank utilizes advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. See "Regulation--Federal Home Loan Bank System." At September 30, 1998, the Bank had $106.5 million in outstanding FHLB advances, compared to $23.5 million at September 30, 1997. Other borrowings consist of overnight retail repurchase agreements and for the periods presented were immaterial.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                       At or For the Fiscal Year Ended
                                                                 September 30,
                                                 ------------------------------------------
                                                        1998         1997       1996
                                                            (Dollars in Thousands)

FHLB advances and other borrowings:
   Average balance outstanding                         $52,531     $27,294     $14,971
   Maximum amount outstanding at any month-end
    during the period                                  107,323      42,191      25,534
   Balance outstanding at end of period                107,323      23,608      25,534
   Weighted average interest rate during the period       5.43%       5.48%       5.23%
   Weighted average interest rate at end of period        5.31%       5.50%       5.38%

Subsidiary Activities

     The Company has two wholly-owned subsidiaries: the Bank, incorporated under the laws of the United States, and Abstractors, Inc., incorporated under Pennsylvania law. FIDACO, Inc. is an inactive subsidiary of First Federal Bank with the only major asset being an investment by FIADCO, Inc. in Hazleton Community Development Corporation. At September 30, 1998, total assets of FIDACO, Inc were $30,000. Abstractors, Inc. is a title insurance agency with total assets of $132,000 at September 30, 1998.

Personnel

     As of September 30, 1998, the Company had 129 full-time and 23 authorized part-time employees, none of whom were covered by a collective bargaining agreement. Management believes that the Company has good relations with its employees and there are no pending or threatened labor disputes with its employees.

Regulation and Supervision

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (the "FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations.

     Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings associations set forth in this form 10-K do not purport to be complete descriptions of such statutes and regulations and their effects on the Bank and the Company is qualified in its entirety by reference to such statutes and regulations.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1998, the Bank's general limit on loans-to-one borrower was $9.0 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lending ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of September 30, 1998, the Bank maintained 86.89% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the three months ended September 30, 1998 was 18.70%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended September 30, 1998 totaled $94,000.

     Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. Most recently, the agencies have adopted Guidelines concerning Year 2000 computer compliance. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS has adopted an interest rate risk component into its regulatory capital requirements; however, the OTS has postponed indefinitely any adjustment to capital which would be required by such interest rate risk component. The OTS interest rate risk rule as written would also adjust the risk-weighting for certain mortgage derivative securities. Under the rule as written, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk would be measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% would be required to deduct an interest rate component in calculating its total risk-based capital. The interest rate risk component would be an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Bank's assets. That dollar amount would be deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule as written, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% would not be subject to the interest rate risk component, unless the OTS determined otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. No prediction can be made when such interest rate risk component requirement will be implemented, or if it ever will be implemented.

Prompt Corrective Regulatory Action

     Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. The Bank's assessment rate for the years ended September 30, 1998, 1997 and 1996 was .058%, .064% and .23% of assessable deposits.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 1998 of $5.3 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 1998, the Bank had $106.5 million in FHLB advances.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1998, 1997 and 1996, dividends from the FHLB to the Bank amounted to approximately $190,000, $127,000 and $121,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Legislation adopted by the House of Representatives in 1998, would have subjected unitary savings and loan holding companies to the activities restrictions applicable to multiple savings and loan holding companies, subject to certain grandfathering. That legislation did not pass the Senate.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS and from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank will report their income on a September 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past five years.

     Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million was imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

State and Local Taxation

     The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 1998 is 9.99% and is imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula. The Company is also required to file an annual report with and pay an annual Franchise tax to the State of Delaware.

     The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principals ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. The Bank has not been audited by the Commonwealth of Pennsylvania in the last five years.

Additional Item. Executive Officers of the Registrant

     The following table sets forth information regarding the executive officers of the Company and the Bank who are not directors.

Name                       Age as of 9/30/98             Position
Gary M. Gatski                     44           Senior Vice President,
                                                Retail   Division  of  the  Bank
                                                since 1993.

Bernard M. Miskin                  47           Senior Vice President,
                                                Operations/Compliance
                                                Division of the Bank since 1995.

Joseph  K. Osiecki                 60           Senior Vice President, Loan
                                                Division of the Bank since 1993.

Patrick J. Owens, Jr.              55           Senior Vice President,
                                                Chief Financial Officer of the
                                                Bank since 1993 and Chief
                                                Financial Officer and Treasurer
                                                of the Company since 1998.

Item 2. Properties

     The Company currently conducts its business through 10 full service banking offices located in Luzerne, Carbon, Columbia and Schuylkill counties, and one loan origination office in Monroe County in Northeast Pennsylvania. Abstractors, Inc. conducts its business from the downtown Hazleton area. The following table sets forth the Company's offices as of September 30, 1998.

                                                                                           Net Book Value
                                                                                            of Property or
                                                                                             Leasehold
                                                    Original Year                           Improvements     Total Deposits
                                    Leased            Leased or      Date of Lease          at September      at September
    Location                       or Owned            Acquired        Expiration             30, 1998           30, 1998
                                                                  (Dollars in Thousands)

Administrative/Home Office:

12 E. Broad Street
Hazleton, PA  18201                  Owned               1947                 -               $3,196              $88,596

2 E. Broad Street
Hazleton, PA  18201                 Leased               1992        Month-to-month                -                    -

Branch Offices:

Bloomsburg Office:
17 E. Main Street
Bloomsburg, PA  17815                Owned               1963                 -                  472               23,600

Shenandoah Office:
5-7 E. Main Street
Shenandoah, PA  17976                Owned               1968                 -                  415               48,837

Pottsville Office:
111 E. Norweigan Street
Pottsville, PA  17901                Owned               1968                 -                  627               26,563

Lehighton Office:
111 N. First Street
Lehighton, PA  18235                 Owned               1977                 -                  129               23,619

Laurel Mall Office
240 Laurel Mall
Hazleton, PA  18201                 Leased               1994              2003                  213               56,252

Schuylkill Mall Office:
611 Schuylkill Mall
Frackville, PA  17976               Leased               1978              2001                   38               22,043

Columbia Mall Office:
225 Columbia Mall Drive
Bloomsburg, PA  17815               Leased               1988              1999                    8               10,047

Gould's IGA Office:
Route 93
Sugarloaf, PA  18249                Leased               1995              2000                   31                9,738

Mountaintop Office:
360 S. Mountain Boulevard
Mountaintop, PA  18707               Owned               1997                 -                  842               14,710

Scott Township Office:
2691 New Berwick Highway
Route 11
Bloomsburg, PA   17815               Owned               1998                 -                  849                  N/A

Loan Production Origination
Office:

Pocono L.P.O. Office
P.O. Box 1092
Pocono Pines, PA  18350             Leased               1997              1998                    -                    -


Title Insurance Agency:

Abstractors, Inc.
101 S. Church Street
Hazleton, PA  18201                 Leased               1998              2001                    4                  N/A

Item 3. Legal Proceedings

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     Information relating to the market for Registrant's common equity and related shareholder matters appears under "Market for Registrant's Common Equity and Related Shareholder Matters" in the Registrant's 1998 Annual Report to Shareholders on page 24 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant's common stock appears under "Regulation and Supervision."

Item 6. Selected Financial Data

     The  above-captioned   information  appears  under  "Selected  Consolidated
Financial and Other Data of the Company" in the Registrant's 1998 Annual Report to Shareholders on page 8 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders on pages 9 through 24 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risks

     The above-captioned information appears under the heading "Management of Interest Rate Risk and Market Risk Analysis" in the Registrant's 1998 Annual Report to Shareholders on pages 9 through 12 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements of Northeast Pennsylvania Financial Corp. and its subsidiaries, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1998 Annual Report to Shareholders on pages 25 through 42 and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to held on January 27, 1999 at pages 4 and 5.

Item 11. Executive Compensation

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to held on January 27, 1999 at pages 7 through 13.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to held on January 27, 1999 at pages 3 through 5.

Item 13. Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to held on January 27, 1999 at page 13.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Shareholders:


                                                                           Page
               Consolidated Statements of Financial Condition
                 as of September 30, 1998 and 1997............................25
               Consolidated Statements of Operations
                 For the Years Ended  September 30, 1998,  1997 and  1996.....26
               Consolidated Statements of Changes in Equity
                 For the Years Ended September 30, 1998, 1997 and 1996........27
               Consolidated Statements of Cash Flows
                 For the Years Ended  September  30, 1998,  1997 and 1996..28-29
               Notes to Consolidated Financial Statements..................30-41
               Independent Auditor's Report...................................42

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

          (a) The following exhibits are filed as part of this report:

               3.1 Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*

               3.2  Bylaws of Northeast Pennsylvania Financial Corp.*

               4.0 Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*

               10.1 Employment Agreement between Northeast Pennsylvania
                    Financial Corp. and E. Lee Beard

               10.2 Employment Agreement between Northeast Pennsylvania
                    Financial Corp. and Thomas L. Kennedy

               10.3 Employment Agreement between First Federal Bank and E.
                    Lee Beard

               10.4 Employment Agreement between First Federal Bank and
                    Thomas L. Kennedy

               10.5 Change in Control Agreement between Northeast
                    Pennsylvania Financial Corp. and Patrick J. Owens, Jr.

               10.6 Change in Control Agreement between First Federal Bank and
                    Patrick J. Owens, Jr.

               10.7 Change in Control Agreement between First Federal Bank and
                    Gary M. Gatski

               10.8 Change in Control Agreement between First Federal Bank and
                    Bernard M. Miskin

               10.9 Change in Control Agreement between First Federal Bank and
                    Joseph K. Osiecki

              10.10 Form of First Federal Bank Supplemental Executive
                    Retirement Plan*

              10.11 Form of First Federal Bank Employee Severance Compensation
                    Plan*

              10.12 Form of First Federal Bank Management Supplemental
                    Executive Retirement Plan*

              10.13 Northeast Pennsylvania Financial Corp. 1998 Stock-Based
                    Incentive Plan**

               11.0 Statement regarding Computation of Per Share Earnings

               13.0 1998 Annual Report to Shareholders

               21.0 Subsidiary information is incorporated by reference to
                    "Part I - Subsidiaries"

               23.0 Consent of KPMG Peat Marwick LLP

               23.1 Consent of Parente, Randolph, Orlando, Carey & Associates

               27.0 Financial Data Schedule

               99.0 Proxy Statement for 1999 Annual Meeting (previously filed on
                    December 28, 1998)

*    Incorporated  herein by reference  into this  document from the Exhibits to
     the  Form  S-1  Registration   Statement,   and  any  amendments   thereto,
     Registration No. 333-43281

** Incorporated herein by reference into this document from the Proxy Statement for the 1998 Special Meeting of Shareholders dated September 9, 1998


(b) Reports on Form 8-K

On July 24, 1998 the Company filed an 8-K to announce its earnings for the quarter ended June 30, 1998. The press release announcing the Company's second quarter earnings was filed by exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By /s/ E. Lee Beard                                            December 29, 1998
---------------------------
E. Lee Beard
President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ E. Lee Beard
---------------------------                                    December 29, 1998
E. Lee Beard
President and Chief Executive Officer

/s/ Paul Conard
---------------------------                                    December 29, 1998
Paul Conard
Director

/s/ Dr. William R. Davidson
---------------------------                                    December 29, 1998
Dr. William R. Davidson
Director

/s/ Barbara Ecker
---------------------------                                    December 29, 1998
Barbara Ecker
Director

/s/ R. Peter Haentjens, Jr.
---------------------------                                    December 29, 1998
R. Peter Haentjens, Jr.
Director

/s/ Atty. Thomas L. Kennedy
---------------------------                                    December 29, 1998
Atty. Thomas L. Kennedy
Chairman of the Board

/s/ Honorable John P. Lavelle
---------------------------                                    December 29, 1998
Honorable John P. Lavelle
Director

/s/ Michael J. Leib
---------------------------                                    December 29, 1998
Michael J. Leib
Director

/s/ William J. Spear
---------------------------                                    December 29, 1998
William J. Spear
Director

/s/ Patrick J. Owens, Jr.
---------------------------                                    December 29, 1998
Patrick J. Owens, Jr.
Chief Financial Officer and Treasurer