Form 10-K/A
period 1998-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1999-01-13
CIK 1050996

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998
                                      or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------

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

(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                                 18201
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (570) 459-3700

Securities registered pursuant to Section 12(b) of the Act:


          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------

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

      Indicate by checkmark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K, as filed on December 29, 1998 or any amendment to the Form 10-K, as filed on December 29, 1998 [X].

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is $72.9 million and is based on the last sales price as quoted on the American Stock Exchange for December 28, 1998.

      The number of shares of common stock outstanding as of December 28, 1998 was 6,427,350.

                      DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of the Annual Report to Shareholders for the year ended September 30, 1998 are incorporated by reference into Part I, Part II, Part III and Part IV of the Form 10-K as filed on December 29, 1998.

      (2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III of the Form 10-K as filed on December 29, 1998.

      The undersigned registrant hereby amends the cover page of its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 to reflect outstanding shares and aggregate market value as of December 28, 1998.

CONFORMED
                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Northeast Pennsylvania Financial Corp.


By:   /s/ E. Lee Beard                                      January 13, 1999
      ----------------------------------
      E. Lee Beard
      President, Chief Executive
      Officer and Director


      Pursuant to the requirements of the Securities Act of 1933, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                        Title                             Date
    ----                        -----                             ----

/s/ E. Lee Beard          President, Chief Executive Officer   January 13, 1999
------------------------- and Director
E. Lee Beard              (principal executive officer)

/s/ Patrick J. Owens, Jr. Chief Financial Officer and Treasurer January 13, 1999 ------------------------- (principal accounting and financial
Patrick J. Owens, Jr.     officer)


                          Chairman of the Board
-------------------------
Thomas L. Kennedy


                          Director
-------------------------
Paul L. Conard


/s/ William R. Davidson   Director                              January 13, 1999
-------------------------
William R. Davidson


/s/ Barbara M. Ecker      Director                              January 13, 1999
-------------------------
Barbara M. Ecker


                          Director
-------------------------
R. Peter Haentjens, Jr.


                          Director
-------------------------
John P. Lavelle

/s/ Michael J. Leib       Director                              January 13, 1999
-------------------------
Michael J. Leib


/s/ William J. Spear      Director                              January 13, 1999
-------------------------
William J. Spear