Form 10-Q
period 1998-12-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1999-02-11
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13793


                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

             (Exact name of registrant as specified in its charter)



            DELAWARE                                       06-1504091

 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                   18201
------------------------------------------                   -----

(Address of principal executive offices)                   (Zip Code)


                                 (570) 459-3700


              (Registrant's telephone number, including area code)


                                 Not Applicable

              (Former name, former address and former fiscal year,
                         if changes since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes X No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Registrant had 6,308,950 shares of Common Stock outstanding as of February 9, 1999.

                                                 TABLE OF CONTENTS

Item
No.
                                                                          Page
                                                                          Number
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         December 31, 1998 (unaudited) and September 30, 1998...............  1

         Consolidated Statements of Operations for the Three Months Ended
         December 31, 1998 and 1997 (unaudited)...........................  2-3

         Consolidated Statements of Cash Flows for the Three Months Ended
         December 31, 1998 and 1997(unaudited)..............................4-5

         Notes to Consolidated Financial Statements (unaudited).........   6-11


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 12-22

Item 3   Quantitative and Qualitative Disclosures about Market Risk......... 23

Part II - OTHER INFORMATION

1         Legal Proceedings................................................  24

2         Changes in Securities and Use of Proceeds......................... 24

3         Defaults Upon Senior Securities................................... 24

4         Submission of Matters to a Vote of Security Holders............... 24

5         Other Information................................................  24

6         Exhibits and Reports on Form 8 - K............................  24-25

Signatures                                                                   26

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition

                 December 31, 1998 (unaudited) and September 30, 1998
                (in thousands, except share and per share data)

                                                     December 31,  September 30,
                                                          1998           1998
                    Assets                             (unaudited)


Cash and cash equivalents                               $   9,099     $   3,053
Securities available-for-sale                             188,743       189,094
Securities held-to-maturity (estimated fair
  value of $25,239 at December 1998
  and $32,072 at September 1998)                           25,364        31,770
Loans (less allowance for loan losses of
  $2,286 for December 1998 and $2,273
  for September 1998)                                     284,264       282,706
Accrued interest receivable                                 3,715         3,998
Assets acquired through foreclosure                            49           112
Property and equipment, net                                 8,782         8,648
Other assets                                                3,040         2,887
                                                         --------     ---------
     Total assets                                       $ 523,056     $ 522,268
                                                        =========     =========

              Liabilities and Equity

Deposits                                                $ 321,178     $ 324,005
Federal Home Loan Bank advances                           111,994       106,498
Other borrowings                                              518           825
Advances from borrowers for taxes and insurance             1,237           717
Accrued interest payable                                      826         1,028
Other liabilities                                           2,104         1,761
                                                        ---------     ---------

     Total liabilities                                  $ 437,857     $ 434,834
                                                        =========     =========

Preferred stock ($.01 par value;
  2,000,000 authorized shares;
  0 shares issued)                                           --            --
Common stock ($.01 par value;
  16,000,000 authorized shares;
  6,427,350 shares issued)                                     64            64
Additional paid-in capital                                 62,115        62,083
Common stock acquired by stock benefit plans               (7,940)       (4,799)
Retained earnings - substantially restricted               28,386        27,208
Accumulated other comprehensive income                      2,574         2,878
                                                            -----       -------

     Total equity                                       $  85,199     $  87,434
                                                        ---------      --------

            Total liabilities and equity                $ 523,056     $ 522,268
                                                        =========     =========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
        For the Three Months Ended December 31, 1998 and 1997 (unaudited)
                                 (in thousands)

                                                                  For the
                                                            Three months ended
                                                                December 31,

Interest Income:                                               1998       1997
                                                               ----       ----
  Loans                                                     $ 5,742     $ 5,269
  Mortgage-related securities                                 1,205         711
  Investment securities:
     Taxable                                                  1,364         807
     Non-taxable                                                657         127
                                                            -------       -----
     Total interest income                                    8,968       6,914


Interest Expense:
  Deposits                                                    3,317       3,231
  Federal Home Loan Bank advances and other                   1,319         478
                                                            -------      ------
     Total interest expense                                   4,636       3,709

Net interest income                                           4,332       3,205

Provision for loan losses                                        47         267
                                                            -------       -----

Net interest income after provision for loan losses           4,285       2,938

Non-interest Income:
  Service charges and other fees                                347         178
   Gain (loss) on sale of:
     Real estate owned                                          (16)        (35)
     Loans                                                       19           7
   Available-for-sale securities                                 34           8
     Other                                                       --           2
                                                            -------    --------
      Total non-interest income                                 384         160

Non-interest Expense:
  Salaries and net employee benefits                          1,718       1,225
  Occupancy costs                                               419         373
  Federal deposit insurance premiums                             72          72
  Data processing                                               125          74
  Professional fees                                             223          46
  Federal Home Loan Bank service charges                        101          76
  Charitable contributions                                        8         125
  Other                                                         438         275
                                                            -------      ------
     Total non-interest expense                               3,104       2,266

Income before income taxes                                    1,565         832

Income taxes                                                    387         275
                                                            -------      ------

Net income                                                  $ 1,178     $   557
                                                            =======     =======

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
        For the Three Months Ended December 31, 1998 and 1997 (unaudited)
                                 (in thousands)

                                                     For the Three months ended
                                                            December 31, 1998

                                                               1998         1997
                                                               ----         ----
Other  comprehensive  income (loss), net of tax
 Unrealized gains (losses) on
 securities:
  Unrealized holding gains (losses)
   arising during the period                                  $(326)       $ 404
  Less: Reclassification adjustment
   for gains included in net income                              22            5
                                                              -----        -----
Other comprehensive income (loss)                              (304)         399
Comprehensive income                                          $ 874        $ 956
                                                              =====        =====

Earnings per share - basic                                    $0.20          N/A
                                                              =====        =====
Earnings per share - diluted                                  $0.19          N/A
                                                              =====        =====

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
        For the Three Months ended December 31, 1998 and 1997 (unaudited)
                                 (in thousands)


                                                      For the Three Months Ended
                                                              December 31,

Operating Activities:                                        1998           1997
                                                             ----           ----

Net Income                                                 $  1,178    $    557
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision (Recovery) for REO loss                               3         (30)
  Provision for loan losses                                      47         267
  Depreciation                                                  198         141
  Deferred income tax (benefit) provision                       142         (35)
ESOP expense                                                    203          --
  Amortization and accretion on:
     Held-to-maturity securities                                 17          10
     Available-for-sale securities                               90          19
  Amortization of deferred loan fees                           (111)        (58)
(Gain) loss on sale of:
     Real estate loans acquired through foreclosure              16          35
     Loans                                                      (19)         (7)
     Available-for-sale securities                              (34)         (8)
  Gain on disposal of property and equipment                     --          (2)
  Changes in assets and liabilities:
   Increase (decrease) in accrued interest receivable           283        (205)
   Increase in other assets                                    (110)       (293)
   Decrease in accrued interest payable                        (202)       (207)
   Increase  (decrease) in accrued income taxes payable        (215)        311
   Increase (decrease) in other liabilities                     558        (334)
                                                           --------       ------

      Net cash provided by operating activities               2,044         161

Investing Activities:
Loan origination and principal payments on loans             (5,058)     (3,770)
Proceeds from sale of:
  Available-for-sale securities                               1,305          --
  Real estate acquired through foreclosure and
     repossessed assets                                         102          57
  Loans                                                       3,525         484
Proceeds from repayments of available-for-sale
  securities                                                 28,612       8,575
Proceeds from repayments of held-to-maturity securities      15,953       5,479
Proceeds from disposal of fixed assets                         --             2
Purchase of:
  Available-for-sale securities                             (29,836)    (20,429)
  Held-to-maturity securities                                (9,564)    (15,104)
  Office properties and equipment                              (332)       (192)
  Federal Home Loan Bank stock                                 (275)       (422)
                                                           --------      ------

Net cash provided by (used in) investing activities           4,432     (25,320)

                                                           For the Three Months
                                                            Ended December 31,



                                                               1998        1997
                                                               ----        ----
                                                                 (unaudited)

Financing Activities:
  Net decrease in deposit accounts                           (2,827)    (10,004)
  Net increase in Federal Home Loan Bank
    short-term advances                                       5,500      11,000
  Borrowings of Federal Home Loan Bank
    long-term advances                                           --      15,000
  Repayments of Federal Home Loan Bank
    long-term advances                                           (4)         (4)
  Net increase in advances from borrowers for taxes
    and insurance                                               520         367
 Net increase (decrease) in other borrowings                   (307)        123
 Purchase of common stock for stock incentive plan           (3,312)         --
                                                            --------     -------

  Net cash provided by (used in) financing activities          (430)     16,482

Increase (decrease) in cash and cash equivalents              6,046      (8,677)

Cash and cash equivalents, beginning of year                  3,053      13,214
                                                           --------     -------

Cash and cash equivalents, end of year                     $  9,099    $  4,537
                                                           ========    ========

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                              $  4,838    $  3,916
                                                           ========    ========
     Income taxes                                          $    451          --
                                                           ========    ========
Net change in unrealized gains (losses) on securities
available-for-sale, net of tax                             $   (304)   $    399
                                                           ========    ========

Supplemental disclosure - non-cash and financing
  information:
  Transfer from loans to real estate owned                 $     58    $     44
                                                           ========    ========
  ESOP shares committed to be released                     $    171          --
                                                           ========    ========

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.   Summary of Significant Accounting Policies

Basis of Financial Statements Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 1998. The results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

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

Principles of Consolidation and Presentation

The accompanying financial statements of the Company include the accounts of FIDACO, Inc., Abstractors, Inc., and First Federal Bank. First Federal Bank and Abstractors, Inc. are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. FIDACO, Inc. is an inactive subsidiary of First Federal Bank with the only major asset being an investment in Hazleton Community Development Corporation. Abstractors, Inc. is a title insurance agency. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

Earnings per Share

Earnings per share, basic and diluted, were $0.20 and $0.19, respectively for the three months ended December 31, 1998. Due to the Bank's recent conversion and formation of the Company, earnings per share figures for prior year periods are not applicable.

The  following  table  presents  the   reconciliation   of  the  numerators  and
denominators of the basic and diluted EPS computations.


                                                             Three Months Ended
                                                              Dec. 31,  Dec. 31,
                                                                1998       1997

Net Income                                                $     1,178        --
                                                                =====       ===


Basic:
Weighted average shares outstanding                         6,427,350        --
Less:  Unallocated/unearned shares held
  by stock benefit plans                                     (600,818)       --
Plus:  ESOP shares released or
committed to be released
                                                               42,849        --
                                                            ---------        ---
                                                            5,869,381        --
                                                            =========        ===

Earnings per share  - basic                               $      0.20        N/A
                                                            =========        ===




                                                              Dec. 31,  Dec. 31,
                                                                1998       1997
Diluted:

Net Income                                                    $1,178          --
                                                              ======          ==


Basic weighted shares outstanding                          5,869,381
Dilutive Instruments:
 Dilutive effect of outstanding stock
  options using treasury method
                                                               2,573          --
 Dilutive effect of stock awards                             174,821          --
                                                             -------         ---
                                                           6,046,775          --
                                                           =========         ===

Earnings per share - diluted                                   $0.19         N/A
                                                               =====         ===



2.       Recent Accounting Pronouncements

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 130 in the current quarter and has made appropriate disclosures in the applicable consolidated financial statements.

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Company. This statement requires changes in disclosures and would not affect the financial condition or operating results of the Company.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company adopted SFAS 133 in its fiscal fourth quarter of 1998,including its provision for the reclassification of investments, resulting in a $56.2 million transfer of securities from held-to-maturity to available-for-sale.

In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after January 30, 1999 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company has not yet determined the impact, if any, of this Statement, including, if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

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

Prior to the initial public offering and as a part of the subscription offering, in order to grant priority to eligible depositors, the Bank established a liquidation account at the time of the conversion in an amount equal to the equity of the Bank as of the date of its latest balance sheet date, September 30, 1997, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account which decreases if the balances of eligible deposits decreases at the annual determination dates, approximated $28.5 million at March 31, 1998.


The Company may not declare nor pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 1998, there were no shares of preferred stock issued.

4.       Loans

Loans are summarized as follows:                     December 31,  September 30,
                                                         1998            1998
                                                      (unaudited)
Real Estate loans:
  One-to four-family                                  $ 174,873       $ 176,924
  Multiple family and commercial                         12,759          11,938
  Construction                                            3,571           3,759
                                                       ---------      ---------
Total real estate loans                                 191,203         192,621
                                                       ---------      ---------

Consumer Loans:
  Home equity loans and lines of credit                  54,522          52,244
  Automobile                                             23,908          24,589
  Education                                               2,328           2,351
  Unsecured lines of credit                               1,618           1,589
  Other                                                   3,298           3,423
                                                      ---------       ---------
Total consumer loans                                     85,674          84,196
                                                      ---------       ---------
Commercial loans                                         11,260           9,742
                                                      ---------       ---------
Total loans                                             288,137         286,559
                                                      ---------       ---------
  Less:
     Allowance for loan losses                           (2,286)         (2,273)
     Deferred loan origination fees                      (1,587)         (1,580)
                                                      ---------       ---------
Total loans, net                                      $ 284,264       $ 282,706
                                                      =========       =========


                                                   For the three   For the year
                                                   months ended        ended
                                                   December 31,    September 30,
                                                       1998            1998


Balance, beginning of period                             2,273            1,272
Charge-offs                                                (35)             (76)
Recoveries                                                   1               18
Provision for loan losses                                   47            1,059
                                                       -------          -------
Balance, end of period                                 $ 2,286          $ 2,273
                                                       =======          =======



5.       Deposits


         Deposits consist of the following major classifications (in thousands):

                                                                     December 31, 1998             September 30, 1998

                                                                                 Percent                          Percent
                                                                  Amount         of Total         Amount          of Total

Savings accounts (passbook, statement, clubs)                   $ 68,766           21.4%         $ 69,956           21.6%
Money market accounts                                             18,254            5.7%           16,368            5.0%
Certificates of deposit less than $100,000                       165,067           51.4%          163,318           50.5%
Certificates of deposit greater than $100,000(1)                  25,033            7.8%           32,750           10.1%
NOW Accounts                                                      32,177           10.0%           31,182            9.6%
Non-interest bearing deposits                                     11,881            3.7%           10,431            3.2%
                                                                --------          -----          --------        --------
Total deposits at end of period                                 $321,178            100%         $324,005            100%
                                                                ========         =======         ========        ========

         (1) Deposit balances in excess of $100,000 are not federally insured.

                                       11

Item 2    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this 10-Q may include certain forward-looking statements based on current management expectations. The
Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, avoidance of any adverse effect as a result of the Year 2000 issue, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy; Section C, Management of Interest Rate Risk and Market Risk Analysis; and Section G, Liquidity and Capital Resources.

A.   General

The Company is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, professional fees, federal deposit insurance premiums, data processing, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

B.   Management Strategy

Since fiscal year 1993, the Bank's operating strategy has been that of a community-based bank, offering a wide variety of savings products to its retail customers, while concentrating on residential and construction lending and, to a lesser extent, consumer lending and small business and municipal commercial lending. In order to promote long-term financial strength and profitability, the Bank's operating strategy has focused on: (i) maintaining strong asset quality by originating one-to four-family loans in its market area; (ii) increasing profitability by emphasizing higher yielding consumer and commercial loans;
(iii) managing its interest rate risk by emphasizing shorter-term, fixed-rate, one-to four-family loans, in addition to consumer and commercial loans; limiting its retention of newly-originated longer-term fixed-rate one-to four-family loans; soliciting longer-term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"); and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the banking needs of its customers through expanded products and improved delivery systems by taking advantage of technological advances; and (v) maintaining a strong regulatory capital position.

The Bank has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities. The Bank has a signed letter of intent to purchase approximately $5.4 million of adjustable rate mortgages, with a five year fixed rate, adjusting annually thereafter, with an expected yield to the Bank of 6.375%. The acquisition of the mortgages is expected to be completed in the second fiscal quarter. The Bank is selling longer-term, fixed-rate one-to four-family loans which it originates in excess of its retention policy for such loans in the secondary market. Previously, as a result of its policy to limit its retention of newly originated longer-term, fixed-rate one-to four-family loans to 25% of total loan origination during a fiscal year, periodically the Bank had to limit its origination of such loans. The Bank is also evaluating the offering of loan products which it has historically not offered, such as nonconforming or subprime one-to four-family loans. In the event the Bank originates such loan products, it currently intends to hold such loans in its portfolio.

C.    Management of Interest Rate Risk and Market Risk Analysis

The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors has established an Asset Liability Committee ("ALCO"), which is responsible for reviewing asset/liability policies and interest rate risk position. The ALCO meets on a quarterly basis, reports trends and interest rate risk position to the Finance Committee of the Board of Directors. It then reviews with them its activities and strategies, the effect of those strategies on the Bank's net interest margin, the market value of the portfolio, and the effect the changes in interest rates will have on the Bank's portfolio and exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

In recent years, the Bank has utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of fixed-rate mortgages having terms of maturity of not more than fifteen years, adjustable-rate and shorter-term loans, commercial loans and consumer loans;
(ii) limiting the origination of all greater than 15-year fixed-rate mortgage loans to no more than 25% of the total originations in a given year; (iii) selling, in the secondary market, fixed-rate mortgage loans originated with terms greater than 15 years, which exceeds the first 25% of originations in the given year, while retaining the servicing rights, and; (iv) investing in shorter-term and, to a lesser extent, adjustable-rate securities which generally bear lower yields, compared to longer-term investments, but which better position the Bank for increases in market interest rates.

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

D.    Gap Analysis.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within a period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-earning liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. At December 31, 1998, the Bank's cumulative one year gap was a negative 2.0% of total assets compared to a negative 7.8% at September 30, 1998. September's interest rate sensitivity gap reflects the impact of the Bank prefunding investments which it had determined had a high likelihood of being called in the first fiscal quarter of 1999. These investments were funded with short term FHLB advances. December's interest rate sensitivity gap reflects the repayment of short term borrowings with proceeds of called securities.

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, generally have features which restrict changes in interest rates both on a short-term basis and over the life of the asset.
Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from prior projections. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

E.       Net Portfolio Value

The Bank's interest rate sensitivity is primarily monitored by management through the use of a model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. Such analyses are prepared by a third party for the Bank. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which may vary from the Bank's model primarily due to differences in assumptions utilized, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of December 31, 1998.



                                                                                    NPV as % of Portfolio
Change in                                Net PortfolioValue                            Value of Assets
Interest Rates     --------------------------------------------------------   -------------------------------
In Basis Points                                                                    NPV
(Rate Shock)       Amount            $ Change               % Change              Ratio            Change (1)
-------------------------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)

  300              36,795             (28,322)               (43.49%)              7.85%             (502)
  200              47,042             (18,075)               (27.76%)              9.77%             (310)
  100              56,894              (8,223)               (12.63%)             11.51%             (136)
 Static            65,117                   0                  0.00%              12.87%                0
 -100              71,010               5,893                  9.05%              13.75%               88
 -200              75,550              10,433                 16.02%              14.35%              148
 -300              81,518              16,401                 25.19%              15.14%              227



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

F.   Non-Performing Assets

The following table presents information regarding the Bank's non-performing assets at the dates indicated:

                                             December 31,     September 30,
                                                 1998             1998
                                                 ----             ----

Non-performing loans:
 Non-accrual loans                               $1,306         $1,239
Real estate owned and other repossessed assets       49            112
                                                 ------         ------
     Total non-performing assets                 $1,355         $1,351
                                                 ======         ======

       Total non-performing loans as a
         percentage of total loans                 0.46%          0.44%
       Total non-performing assets as a
         percentage of total assets                0.26%          0.26%


G.   Liquidity and Capital Resources

The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At December 31, 1998 and 1997, the Bank's liquidity ratios were 8.97% and 4.52%, respectively.

At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $56.1 million, or 11.3%, of total adjusted assets, which is above the required level of $ 7.4 million, or 1.5%; core capital level of $56.1 million or 11.3% of total adjusted assets, which is above the required level of $14.8 million, or 3.0%; and risk-based capital of $58.4 million or 23.3% of risk-weighted assets, which is above the required level of $20.0 million, or 8.0%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $197.8 million, or 37.8%, of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 1998, the Bank had $112.0 million in advances outstanding from the FHLB, and had an additional overall borrowing capacity from the FHLB of $240.1 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At December 31, 1998, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $38.4 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") accounts, which are scheduled to mature in less than one year from December 31, 1998, totaled $132.3 million. The Bank expects that substantially all of the maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At December 31, 1998, the Bank had $21.7 million in jumbo certificates which will be evaluated at maturity.

To improve its customer delivery systems and expand its services, the Bank has been investing in new computer hardware and software during late fiscal 1998 and may expand branch facilities. The Bank's Columbia Mall branch is in the process of relocating to a new location in Scott Township. It is anticipated the relocation will occur in January 1999. The Bank anticipates that during fiscal 1998 and 1999, it will have incurred capital expenditures of approximately $2.4 million to fund such plans. These anticipated capital expenditures will be funded from the Bank's general corporate funds, including proceeds from the Conversion and its FHLB advances.

The initial impact of the Conversion on the liquidity and capital resources of the Bank was significant as it substantially increased the liquid assets of the Bank and the capital base on which the Bank operates. Additionally, the Bank invested the substantial majority of its conversion proceeds in readily marketable investment grade securities which, if liquidity needs developed, could be sold by the Bank to provide additional liquidity. Further, the additional capital resulting from the offerings increased the capital base of the Bank. At December 31, 1998, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $58.6 million, or 11.8%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 11.3% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

H.   Year 2000 Disclosure

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Company of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. The erroneous date can be interpreted in a number of different ways, the most common being Year 2000 represented as the year 1900. Correctly identifying and processing Year 2000 as a leap year may also be an issue. These misinterpretations of various dates in the Year 2000 could result in a system failure or miscalculations causing disruptions of normal business operation including, among other things, a temporary inability to process transactions, track important customer account information, or provide convenient access to this information.

The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes complying with specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the Bank's Year 2000 programs are conducted on a periodic basis and reports are submitted by the Bank to the banking regulators on a periodic basis. In addition, reports are currently provided on a monthly basis to the Board of Directors.

Company State of Readiness. The Company has completed an assessment of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company is maintaining an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment backup generators, and general office equipment. The Company has prioritized its hardware and software systems to focus on the most critical systems first.

For most of its mission critical software systems, the Company relies on a major data processing provider in the banking industry. The Company has received written representations and warranties from its vendor for mission critical software systems that the system was compliant by June 30, 1998. The Company has substantially completed testing its mission critical systems at December 31, 1998. If testing were to present any system problems, the vendor will work to correct the problem and the Company will test again until resolved. At the same time, the Company is upgrading personal computers to meet both system and Year 2000 requirements. In connection with the Company's assessment, a number of the less significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company intends to fully test that software by March 31, 1999.

The Company has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. By March 31, 1999, the Company expects to have communicated with all significant vendors. In the event that any of the Company's significant vendors, suppliers and large commercial customers do not successfully achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. If significant suppliers fail to meet Year 2000 operating requirements, the Company intends to engage alternative suppliers. For insignificant vendors, the Company will not necessarily validate that they are Year 2000 compliant. However, for any insignificant vendor who responds that they will not be compliant by March 1999, the Company will seek a new vendor or system that is compliant. The Bank has surveyed its large commercial customers as to their Y2K preparedness. Respondents have acknowledged their awareness of Y2K issues and currently believe that these issues will not materially affect their financial condition, liquidity, or results of operations. The extent to which customers are Y2K compliant is considered in the Bank's decision to extend credit.

Contingency Plan. The Company is in the process of obtaining back-up service providers and assessing the potential adverse risks to the Company. The
Company's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

A contingency plan will be developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems. This contingency plan will identify scheduled completion dates, test dates and trigger dates.

Business continuation plans for critical business applications are in place. These plans include adequate staffing on site during the year 2000 date change to quickly repair any errant applications. In addition, in the event of any problems the Company would follow its current computer outage business continuation plans until such problems are corrected.


Cost of Year 2000. Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding specific costly Year 2000 issues. The Company estimates its expenditures specifically associated with Year 2000 will be $75,000 during the fiscal year ending September 1999.

The Company believes that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. However, if compliance is not achieved in a timely manner by the Company or any of its significant related third-parties, be it a supplier of services or a customer, the Y2K issue could possibly have a material effect on the Company's operations and financial position.

The cost of the projects and the date on which the Company plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Risks of Year 2000. The Year 2000 issue presents potential risks of uncertain magnitude. The risks arise both with regard to systems purchased by the Company through third party vendors as well as those outside the control of the Company, such as with ATM networks or credit card processors. These failures may cause delays in the ability of customers to access their funds through automated teller machines, point of sale terminals at retail locations, or other shared networks. The Year 2000 issue also poses the potential risk for business disruption due to a mission critical software system failure, which could result in inaccurate interest payment calculations, credit transactions, or record-keeping. The Company and the OTS are closely monitoring the progress of the Company's major third party vendors and, to date, the Company is satisfied with their progress. However, if the Company, its customers, or vendors are unable to resolve year 2000 issues in a timely manner, it could result in a material financial risk.

I. Comparison of Financial Condition at December 31, 1998 and September 30, 1998

Total assets increased by $788,000, from $522.2 million at September 30, 1998 to $523.0 million at December 31, 1998. The growth in assets was primarily due to increases in cash and cash equivalents and loans receivable, offset by decreases in investment securities.

Cash and cash equivalents increased $6.1 million to $9.1 million at December 31, 1998 from $3.0 million at September 30, 1998 due to the net effect of called securities, increased FHLB advances and a decrease in deposits.

Securities classified as held-to-maturity decreased $6.4 million, or 20.2%, to $25.4 million at December 31, 1998, while securities available-for-sale decreased from $189.1 million at September 30, 1998 to $188.7 million at December 31, 1998. These decreases were primarily attributable to the effect of called securities, net of security purchases.

Loans increased $1.6 million to $284.3 million at December 31, 1998. This was primarily due to a $2.6 million increase in home equity loans resulting from increased marketing efforts and competitive pricing of such loans, combined with an increase of $1.5 million in other commercial loans. These increases were offset by declines in one-to four-family mortgage loans and automobile loans of $2.0 million and $681,000, respectively.

Accrued interest receivable decreased $283,000, to $3.7 million at December 31, 1998. This was due to decreases in investment and mortgage-related security balances, offset by an increase in loans receivable.

Total deposits decreased $2.8 million to $321.2 million at December 31, 1998. The decrease in deposits was the result of a $7.7 million decrease in jumbo certificates of deposit from $32.8 million at September 30, 1998 to $25.0 million at December 31, 1998, primarily due to the maturity of jumbo certificates. This decrease was offset by increases in money market accounts of $1.9 million, non-interest bearing demand accounts of $1.4 million, and certificates of deposit less than $100,000 of $1.7 million resulting from a more active solicitation of such accounts.

FHLB advances increased $5.5 million from $106.5 million at September 30, 1998 to $112.0 million at December 31, 1998. This was a result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Total equity decreased $2.2 million to $85.2 million at December 31, 1998. This decrease in equity resulted primarily from the establishment of a $3.3 million liability for unearned stock awards, offset by the $1.2 million net income for the current period.

    Comparison of Operating Results for the Three Months ended December 31, 1998 and December 31, 1997

General. The Company had net income of $1.2 million for the three months ended December 31, 1998, compared to net income of $557,000 for the three months ended December 31, 1997, an increase of $621,000. This increase was primarily attributable to a $2.1 million rise in interest income, offset by increases in interest expense and non-interest expense of $927,000 and $838,000, respectively.

Interest Income. Total interest income increased by $2.1 million , or 29.7%, from $6.9 million for the three months ended December 31, 1997 to $9.0 million for the three months ended December 31, 1998. This was primarily due to a $135.7 million, or 36.7%, increase in the average balance of interest-earning assets, offset by a slight decrease in the weighted average yield on interest-earning assets. Interest income on securities increased $1.6 million to $3.2 million for the three months ended December 31, 1998 primarily due to a $116.2 million increase in average balances of securities.

Interest income on loans increased $473,000. This was primarily due to an increase in interest income on consumer loans of $495,000 from $1.3 million for the period ending December 31, 1997 to $1.8 million principally due to a $22.3 million, or 35.8% increase in the average balance of consumer loans from $62.3 million to $84.6 million for the three months ended December 31, 1997 and December 31, 1998, respectively. Interest income on mortgage-related securities increased $494,000, or 69.5%, to $1.2 million at December 31, 1998, due to the average balance increasing $31.1 million to $76.7 million for the period ended December 31, 1998.

Interest Expense. Interest expense increased $927,000, or 25.0%, from $3.7 million to $4.6 million for the three months ended December 31, 1997 and December 31, 1998, respectively. The increase in interest expense was primarily the result of a $66.0 million increase in the average balance of FHLB advances and other borrowings, which increased from $34.0 million at December 31, 1997 to $100.0 million at December 31, 1998. This increase reflects management's determination to more heavily utilize FHLB advances to fund asset growth. Contributing to this change is an increase in interest expense on certificate of deposit accounts, which was the result of a $9.5 million increase in the average balances of these accounts.

Provision for Loan Losses. The Bank's provision for loan losses for the three months ended December 31, 1998 was $47,000 compared to $267,000 for the three months ended December 31, 1997. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

Non-interest Income. Non-interest income increased $224,000 from $160,000 to $384,000 for the three months ended December 31, 1997 and December 31, 1998, respectively. The increase in non-interest income was primarily due to an increase in service charges and other fees from $178,000 to $347,000 for the three months ended December 31, 1997 and December 31, 1998, respectively, primarily due to increased customer activity on the various deposit and loan accounts.

Non-interest Expense. Total non-interest expense increased from $2.3 million to $3.1 million for the three months ended December 31, 1997 and December 31, 1998, respectively. This increase was due primarily to an increase in compensation and employee benefits of $493,000, or 40.2%, to $1.7 million for the three months ended December 31, 1998, from $1.2 million for the comparable period in 1997 due to staff additions relating to the opening of the Mountaintop branch, as well as, the establishment of the ESOP and stock award program. Professional fees increased $177,000 due to increased legal and accounting fees associated with being a public company.

Income Taxes. The Company had an income tax expense of $387,000 for the three months ended December 31, 1998, compared to an expense of $275,000 for the three months ended December 31, 1997 resulting in effective tax rates of 24.7% and 33.0%, respectively. The increase in income tax expense was attributable to the increase in income before taxes for the three months ended December 31, 1998. The decline in the effective tax rate was the result of increased tax-free security purchases.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference to Part I, Item 2, Sections C and D on pages 13-15, inclusive.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults Upon Senior  Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 21, 1998, the Company held a special meeting of shareholders to vote on the approval of the Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan. The number of votes cast at the meeting was:

          Number of Votes For      Number of Votes Against       Abstentions
          -------------------      -----------------------       -----------
             3,786,646                   438,128                   33,463

Item 5.   Other information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

         (A) Exhibits

          2.1 Amended Plan of Conversion (including the Federal Stock Charter and Bylaws of First Federal Bank).*

          3.1 Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*

          3.2  Bylaws of Northeast Pennsylvania Financial Corp.*

          4.0  Form of Stock Certificate of Northeast Pennsylvania Financial
               Corp.*

          10.1 Form of First Federal Bank Supplemental Executive Retirement
               Plan*

          10.2 Form of First Federal Bank Employee Severance Compensation Plan*

          10.3 Form of First Federal Bank Management Supplemental Executive Retirement Plan*

          10.4 Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan**

          11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

          27.0 Financial Data Schedule (submitted only with filing in electronic format)



* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

** Incorporated herein by reference into this document from the Proxy Statement for the 1998 Special Meeting of Shareholders dated
     September 9, 1998.

     (B)  Reports on Form 8-K

          On October 16, 1998 the Company filed an 8-K to announce its 1999 Annual Meeting of Shareholders. The press release announcing the Company's Annual Meeting was filed by exhibit.

          On October 26, 1998 the Company filed an 8-K to announce its earnings for the quarter and year ended September 30, 1998. The press release announcing the Company's earnings was filed by exhibit.

          On November 27, 1998 the Company filed an 8-K to announce it had received regulatory clearance to repurchase 5% of its outstanding shares. The press release announcing the receipt of regulatory clearance was filed by exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  NORTHEAST PENNSYLVANIA
                                                  FINANCIAL CORP.


Date:     February 11, 1999                       By: /s/ E. Lee Beard
          ----------------------------------      E. Lee Beard
                                                  President and Chief Executive
                                                  Officer


Date:     February 11, 1999                       By: /s/ Patrick J. Owens, Jr.
          --------------------------------        Patrick  J. Owens, Jr.
                                                  Chief Financial Officer and
                                                  Treasurer