Form 10-Q
period 1999-03-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1999-05-14
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13793

-------------------------------------------------------------------------------

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
-------------------------------------------------- ----------------------------


DELAWARE                                                             06-1504091
------------------------------------------------- ----------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                            Identification No.)

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                               18201
------------------------------------------------- ----------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (570) 459-3700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Registrant had 5,800,683 shares of Common Stock outstanding as of May 12, 1999.

                                TABLE OF CONTENTS

Item
No.
                                                                       Page
                                                                       Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

1         CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         March 31, 1999 (unaudited) and September 30, 1998.............      1

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 1999 and 1998 (unaudited)...........................    2-3

         Consolidated Statements of Operations for the Six Months Ended
         March 31, 1999 and 1998 (unaudited)...........................    4-5

         Consolidated Statements of Changes in Equity for the Years Ended September 30, 1998 and 1997 and the Six Months Ended March 31, 1999 6

         Consolidated Statements of Cash Flows for the Six Months Ended
         March 31, 1999 and 1998(unaudited)..............................  7-8

         Notes to Consolidated Financial Statements (unaudited).........  9-13

2         Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 14-26

3        Quantitative and Qualitative Disclosures about Market Risk.....    27

Part II - OTHER INFORMATION

1         Legal Proceedings.............................................    28

2         Changes in Securities and Use of Proceeds.....................    28

3         Defaults Upon Senior Securities...............................    28

4         Submission of Matters to a Vote of Security Holders...........    28

5         Other Information.............................................    28

6         Exhibits and Reports on Form 8 - K............................ 28-29

Signatures

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
                March 31, 1999 (unaudited) and September 30, 1998
                                 (in thousands)

                                                                           March 31,        September 30,
                                                                             1999               1998
                               Assets                                     (unaudited)

Cash and cash equivalents                                                     $ 2,186           $ 3,053
Securities available-for-sale                                                 198,410           189,094
Securities held-to-maturity (estimated fair value of $29,909 at
    March 1999 and $32,072 in September 1998)                                  28,347            31,770
Loans (less allowance for loan losses of $2,402 for March 1999 and
    $2,273 for September 1998)                                                312,437           282,706
Accrued interest receivable                                                     4,003             3,998
Assets acquired through foreclosure                                                50               112
Property and equipment, net                                                     8,964             8,648
Other assets                                                                    3,536             2,887
                                                                                -----             -----
     Total assets                                                           $ 557,933         $ 522,268
                                                                            =========         =========

                       Liabilities and Equity

Deposits                                                                    $ 344,514         $ 324,005
Federal Home Loan Bank advances                                               127,989           106,498
Other borrowings                                                                  278               825
Advances from borrowers for taxes and insurance                                 1,037               717
Accrued interest payable                                                          962             1,028
Other liabilities                                                               1,945             1,761
                                                                                -----             -----

     Total liabilities                                                      $ 476,725         $ 434,834
                                                                            ---------         ---------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                  -                 -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                       64                64
Additional paid-in capital                                                     62,115            62,083
Common stock acquired by stock benefit plans                                  (7,811)           (4,799)
Retained earnings - substantially restricted                                   29,138            27,208
Accumulated other comprehensive income                                          1,764             2,878
Treasury stock, at cost (321,368 shares)                                      (4,062)                 -
                                                                              -------                 -

     Total equity                                                            $ 81,208           $87,434
                                                                             --------           -------

            Total liabilities and equity                                    $ 557,933         $ 522,268
                                                                            =========         =========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
         For the Three Months Ended March 31, 1999 and 1998 (unaudited)
                      (in thousands, except per share data)


                                                                            For the Three Months Ended
                                                                         March 31, 1999     March 31, 1998
                                                                                   (unaudited)

Interest Income:
  Loans                                                                      $ 5,805           $  5,258
  Mortgage-related securities                                                  1,093                688
  Investment securities:
     Taxable                                                                   1,274                962
     Non-taxable                                                                 803                206
                                                                                 ---                ---
     Total interest income                                                     8,975              7,114


Interest Expense:
  Deposits                                                                     3,294              3,084
  Federal Home Loan Bank advances and other                                    1,350                629
                                                                               -----                ---
     Total interest expense                                                    4,644              3,713


Net interest income                                                            4,331              3,401

Provision for loan losses                                                        135                219
                                                                                 ---                ---


Net interest income after provision for loan losses                            4,196              3,182

Non-interest Income:
  Service charges and other fees                                                 194                153
  Other income                                                                    97                 23
  Insurance premium income                                                        78                  -
  Gain (loss) on sale of:
     Real estate owned                                                           (15)                 -
     Loans                                                                        15                 (2)
     Available-for-sale securities                                                (1)                 -
                                                                             --------            ------
        Total non-interest income                                                368                174

Non-interest Expense:
  Salaries and net employee benefits                                           1,844              1,459
  Occupancy costs                                                                423                386
  Federal deposit insurance premiums                                              74                 72
  Data processing                                                                117                 62
  Professional fees                                                              204                 73
  Federal Home Loan Bank service charges                                          96                101
  Charitable contributions                                                        37              4,773
  Other                                                                          441                307
                                                                                 ---                ---
    Total non-interest expense                                                 3,236              7,233


Income (loss) before income taxes                                              1,328            (3,877)

Income taxes                                                                     255            (1,386)
                                                                                 ---            -------


Net income (loss)                                                             $1,073           $(2,491)
                                                                              ======           ========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
         For the Three Months Ended March 31, 1999 and 1998 (unaudited)
                      (in thousands, except per share data)


                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                                1999               1998
                                                                                ----               ----
                                                                                     (unaudited)

Other  comprehensive  income  (loss),  net of tax
  Unrealized  gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period             $ (811)                $ 90
    Less:  Reclassification adjustment for gains included in
      net income                                                                (1)                   -
                                                                               ----                ----
Other comprehensive income (loss)                                           $ (810)                $ 90
Comprehensive income (loss)                                                   $ 263           $ (2,401)
                                                                              =====           =========

Earnings per share - basic                                                   $ 0.19                 N/A
                                                                             ======                 ===
Earnings per share - diluted                                                 $ 0.19                 N/A
                                                                             ======                 ===

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Six Months Ended March 31, 1999 and 1998 (unaudited)
                     (in thousands, except per share data)

                                                                                 For the Six Months Ended
                                                                                        March 31,
                                                                                  1999               1998
                                                                                  ----               ----
                                                                                       (unaudited)

Interest Income:
  Loans                                                                        $ 11,548            $ 10,526
  Mortgage-related securities                                                     2,297               1,399
  Investment securities:
     Taxable                                                                      2,638               1,769
     Non-taxable                                                                  1,460                 334
                                                                                  -----               -----
     Total interest income                                                       17,943              14,028

Interest Expense:
  Deposits                                                                        6,610               6,314
  Federal Home Loan Bank advances and other                                       2,670               1,107
                                                                                  -----               -----
     Total interest expense                                                       9,280               7,421

Net interest income                                                               8,663               6,607

Provision for loan losses                                                           183                 487
                                                                                    ---                 ---


Net interest income after provision for loan losses                               8,480               6,120

Non-interest Income:
  Service charges and other fees                                                    411                 308
  Other Income                                                                      182                  45
  Insurance premium income                                                          123                   -
  Gain (loss) on the sale of:
     Real estate owned                                                             (30)                (34)
     Loans                                                                           35                   4
     Available-for-sale securities                                                   33                   8
     Other                                                                          (1)                   2
                                                                                    ---                ----
     Total  non-interest income                                                     753                 333

Non-interest Expense:
  Salaries and net employee benefits                                              3,560               2,683
  Occupancy costs                                                                   842                 760
  Federal deposit insurance premiums                                                146                 143
  Data processing                                                                   242                 136
  Professional fees                                                                 427                 120
  Federal Home Loan Bank and other service charges                                  193                 178
  Charitable contributions                                                           45               4,898
  Other                                                                             885                 579
                                                                                    ---                 ---
     Total non-interest expense                                                   6,340               9,497

Income (loss) before income taxes                                                 2,893             (3,044)

Income taxes                                                                        642             (1,110)
                                                                                    ---             -------


Net income (loss)                                                               $ 2,251           $ (1,934)
                                                                                =======           =========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Six Months Ended March 31, 1999 and 1998 (unaudited)
                     (in thousands, except per share data)



                                                                                For the Six Months Ended
                                                                                      March 31,
                                                                                1999               1998
                                                                                ----               ----
                                                                                     (unaudited)

Other  comprehensive  income  (loss),  net of tax
   Unrealized  gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period              $(1,136)             $ 494
    Less:  Reclassification adjustment for gains included in
      net income                                                                  22                  5
                                                                             -------         ----------
Other comprehensive income (loss)                                           $ (1,114)             $ 489
Comprehensive income (loss)                                                  $ 1,137          $ (1,445)
                                                                             =======          =========

Earnings per share - basic                                                    $ 0.39                N/A
                                                                              ======                ===
Earnings per share - diluted                                                  $ 0.38                N/A
                                                                              ======                ===

                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
                For the Years Ended September 30, 1998 and 1997,
                    and the Six Months Ended March 31, 1999


                                                               Common Stock                 Unrealized
                                                  Additional    Acquired by                 Gain (loss)
                                        Common     Paid-in     stock benefit   Retained        on AFS      Treasury    Total
                                        Stock      Capital         plans       Earnings      Securities      Stock     Equity


Balance September 30, 1996               $ -           $ -           $ -         $ 25,874          $253               $ 26,127

Net changes in gains (losses) on
  securities available-for-sale,                                                                  1,030                  1,030
  net of tax
Net income                                                                          1,381                                1,381
                                        ------         -----        -----         -------       -------                -------
Balance September 30, 1997               $ -           $ -           $ -         $ 27,255       $ 1,283                $28,538

Issuance of Common Stock ($.01
  par value; 16,000,000
  authorized shares; 6,427,350            64                                                                                64
  shares issued)
Additional paid-in Capital                          61,959                                                              61,959
Unearned employee stock ownership
 plan (ESOP) shares                                              (5,142)                                               (5,142)
ESOP shares committed to be                            124           343                                                   467
released
Net changes in gains (losses) on                                                                  1,595                  1,595
 securities available-for-sale,
 net of tax

Net loss                                                                              (47)                                 (47)
                                        ------         -----        -----         -------       -------                -------
Balance September 30, 1998              $ 64      $ 62,083     $  (4,799)        $ 27,208       $ 2,878               $ 87,434

Unearned stock awards                                             (3,312)                                               (3,312)
ESOP shares committed to be                             32           300                                                   332
released
Net changes in gains (losses) on
 securities available-for-sale,                                                                 (1,114)                (1,114)
 net of  tax
Treasury stock at cost,                                                                                      (4,062)   (4,062)
321,368 shares
Cash dividend paid                                                                   (321)                                (321)
Net income                                                                          2,251                                2,251
                                        ------         -----        -----         -------       -------                -------

Balance March 31, 1999                  $ 64      $ 62,115     $ (7,811)         $ 29,138       $ 1,764    $ (4,062)  $ 81,208
                                        ====      ========     =========         ========       =======    =========  ========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
          For the Six Months Ended March 31, 1999 and 1998 (unaudited)
                                 (in thousands)

                                                                                         For the Six Months Ended
                                                                                                 March 31,
                                                                                            1999          1998
                                                                                            ----          ----
                                                                                                 (unaudited)

Operating Activities:
Net Income (loss)                                                                        $ 2,251       ($ 1,934)
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision (Recovery) for REO loss                                                           10            (53)
  Provision for loan losses                                                                  183             487
  Depreciation                                                                               398             292
  Deferred income tax (benefit) provision                                                    141          (1,979)
  Funding of First Federal Charitable Foundation                                               -           4,761
  ESOP expense                                                                               332               -
  Amortization and accretion on:
     Held-to-maturity securities                                                              28              18
     Available-for-sale securities                                                           171              56
  Amortization of deferred loan fees                                                        (230)           (136)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                      30              26
     Loans                                                                                   (35)             (4)
     Available-for-sale securities                                                           (33)             (8)
  Gain (loss) on disposal of property and equipment                                            1              (2)
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                                   (5)            (668)
    Increase in other assets                                                                 (94)            (172)
    Decrease in  accrued interest payable                                                    (66)            (141)
    Increase (decrease) in accrued income taxes payable                                     (467)             620
    Increase in other liabilities                                                            651              503
                                                                                             ---              ---

      Net cash provided by operating activities                                            3,266            1,666

Investing Activities:
Net increase in loans                                                                    (36,344)          (8,560)
Proceeds from sale of:
  Available-for-sale securities                                                            5,769               -
  Assets acquired through foreclosure                                                        116              226
  Loans                                                                                    6,601            2,098
Proceeds from repayments of held-to-maturity securities                                   16,953           13,038
Proceeds from repayments of available-for-sale securities                                 39,770           15,570
Proceeds from disposal of fixed assets                                                        67                2
Purchase of:
  Held-to-maturity securities                                                            (13,558)         (31,118)
  Available-for-sale securities                                                          (55,728)         (40,662)
  Office properties and equipment                                                           (782)            (637)
  Federal Home Loan Bank stock                                                            (1,075)            (697)
                                                                                         -------            -----

Net cash used in investing activities                                                    (38,211)         (50,740)

Financing Activities:
  Net increase (decrease) in deposit accounts                                             20,509           (2,463)
  Net increase (decrease) in Federal Home Loan Bank short-term advances                    6,500           (5,000)
  Borrowings of Federal Home Loan Bank long-term advances                                 15,000           25,000
  Repayments of Federal Home Loan Bank long-term advances                                     (9)              (9)
  Net increase in advances from borrowers for taxes and insurance                            320              524

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
          For the Six Months Ended March 31, 1999 and 1998 (unaudited)
                                 (in thousands)


                                                                                            For the Six Months Ended
                                                                                                March 31,

                                                                                            1999        1998
                                                                                               (unaudited)

    Net increase (decrease) in other borrowings                                            (547)            131
    Net proceeds from issuance of common stock                                                -          52,120
    Purchase of common stock for stock incentive plan                                    (3,312)              -
    Purchase of treasury stock                                                           (4,062)              -
    Cash dividend on common stock                                                          (321)              -
                                                                                          -----      ----------

    Net cash provided by financing activities                                            34,078          70,303

Increase (decrease) in cash and cash equivalents                                           (867)         21,229

Cash and cash equivalents, beginning of year                                              3,053          13,214
                                                                                           -----         ------

Cash and cash equivalents, end of year                                                   $ 2,186       $ 34,443
                                                                                         =======       ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                            $ 9,346        $ 7,562
                                                                                         =======        =======
     Income taxes                                                                          $ 947          $ 250
                                                                                           =====          =====
Net change in unrealized gains (losses) on securities
   Available-for-sale, net of tax                                                      $  (1,114)         $ 489
                                                                                       =========          =====
Supplemental disclosure - non-cash information:
  Transfer from loans to real estate owned                                                  $ 94            $44
                                                                                            ====           ===
ESOP shares committed to be released                                                       $ 300            $ -
                                                                                           =====           ====





Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Financial Statements Presentation

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 1998. The results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

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

         Earnings per Share

         Earnings per share, basic and diluted, were $0.19 for the three months ended March 31, 1999 and $0.39 and $0.38, respectively, for the six months ended March 31, 1999. Due to the Bank's recent conversion and formation of the Company, earnings per share figures for prior year periods are not applicable.

         The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.



                                                                                     Three Months Ended
                                                                    March 31, 1999                March 31, 1998
                                                                    --------------                --------------


Net Income                                                          $ 2,251                             -
                                                                    =======                      ========


Basic:
Weighted average shares outstanding                               6,427,350                             -
Less:  Unallocated/unearned shares held by stock
   benefit plans                                                  (685,113)                             -
Less:  Weighted Treasury shares                                    (79,828)
Plus:  ESOP shares released
   or committed to be released                                      50,348                             -
                                                                     ------                      --------

                                                                  5,712,757                             -
                                                                  =========                       =======

Earnings per share  - basic                                           $0.39                           N/A
                                                                      =====                           ===




                                                                 March 31, 1999                March 31, 1998
                                                                 --------------                --------------
Diluted:

Net Income                                                            $2,251                             -
                                                                      ======                      ========


Basic weighted shares outstanding                                  5,712,757
Dilutive Instruments:
  Dilutive effect of stock awards                                    243,468                             -
                                                                     -------                      --------
                                                                   5,956,225                             -
                                                                   =========                     =========

Earnings per share - diluted                                           $0.38                           N/A
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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company adopted SFAS 133 in its fiscal fourth quarter of 1998, including its provision for the reclassification of investments, resulting in a $56.2 million transfer of securities from held-to-maturity to available-for-sale.

         In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998 with earlier adoption permitted. This Statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this Statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company has not yet determined the impact, if any, of this Statement, including, if applicable, its provisions for the potential reclassifications of certain investment securities, on earnings, financial condition or equity.

         3.       Conversion to Stock Form of Ownership

         The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on December 16, 1997. On March 31, 1998: (i) the Bank converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank; (ii) the Bank issued all of its outstanding capital stock to the Company; and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share, 5,437,062 shares of Common Stock to certain eligible account holders of the Bank who had subscribed for such shares (collectively, the "Conversion"), by selling 514,188 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP"), and by contributing 476,100 shares of Common Stock to The First Federal Charitable Foundation (the "Foundation"), a charitable foundation, dedicated to the communities served by the Bank. The common stock contributed by the Company to the Foundation at a value of $4.8 million was charged to expense. The Conversion resulted in net proceeds of $52.1 million, after expenses of $2.2 million. Net proceeds of $25 million were invested in the Bank to increase the Bank's tangible capital to 13.3% of the Bank's total adjusted assets.

         The Bank established a liquidation account at the time of the conversion in an amount equal to the equity of the Bank as of the date of its latest balance sheet date, September 30, 1997, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account, which decreases if the balances of eligible deposits decrease at the annual determination dates, approximated $28.5 million at March 31, 1998.

         The  Company may not  declare  nor pay  dividends  on its stock if such
         declaration   and  payment  would   violate   statutory  or  regulatory
         requirements.

         In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of March 31, 1999, there were no shares of preferred stock issued.
                                      -12-


4.       Loans

          Loans are summarized as follows:                            March 31,            September 30,
                                                                       1999                    1998
                                                                    (unaudited)
                                                                     ----------            -------------

          Real Estate loans:
            One-to four-family                                       $ 176,491              $ 176,924
            Multiple family and commercial                              23,794                 11,938
            Construction                                                 2,478                  3,759
                                                                         -----                  -----
          Total real estate loans                                      202,763                192,621
                                                                       -------                -------

          Consumer Loans:
            Home equity loans and lines of credit                       66,246                 52,244
            Automobile                                                  24,662                 24,589
            Education                                                    2,754                  2,351
            Unsecured lines of credit                                    1,657                  1,589
            Other                                                        3,123                  3,423
                                                                         -----                  -----
          Total consumer loans                                          98,442                 84,196
                                                                        ------                 ------
          Commercial loans                                              15,253                  9,742
                                                                        ------                  -----
          Total loans                                                  316,458                286,559
                                                                       -------                -------
            Less:
               Allowance for loan losses                               (2,402)                 (2,273)
               Deferred loan origination fees                          (1,619)                 (1,580)
                                                                       -------                -------
          Total loans, net                                           $ 312,437               $282,706
                                                                     =========               ========


                                        For the six                                                For the six
                                       months ended               For the year ended              months ended
                                      March 31, 1999              September 30, 1998             March 31, 1998
                                      --------------              ------------------             --------------

Balance, beginning of period              $ 2,273                       $ 1,272                      $ 1,272
Charge-offs                                  (56)                          (76)                         (27)
Recoveries                                      2                            18                            2
Provision for loan losses                     183                         1,059                          487
                                              ---                         -----                          ---
Balance, end of period                    $ 2,402                       $ 2,273                      $ 1,734
                                          =======                       =======                      =======


5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                      March 31, 1999            September 30, 1998
                                                                      --------------            ------------------
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                ------------- ------------- -------------- ------------

          Savings accounts (passbook, statement, clubs)             $ 69,951        20.3%        $ 69,956       21.6%
          Money market accounts                                       19,676         5.7%          16,368        5.0%
          Certificates of deposit less than $100,000                 170,801        49.6%         159,918       49.4%
          Certificates of deposit greater than $100,000(1)            41,188        12.0%          36,150       11.2%
          NOW Accounts                                                30,708         8.9%          31,182        9.6%
          Non-interest bearing deposits                               12,190         3.5%          10,431        3.2%
                                                                      ------         ----          ------        ----
          Total deposits at end of period                           $344,514       100.0%        $324,005      100.0%
                                                                    ========       ======        ========      ======


         (1) Deposit balances in excess of $100,000 are not federally insured.

                                      -13-

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

The Bank has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities. Additionally, the Bank has entered into an agreement to sell approximately $21.0 million of fixed rate long term mortgages, borrowing approximately $9.0 million from the Federal Home Loan Bank of Pittsburgh and purchasing approximately $30.0 million of adjustable rate mortgages, ("ARMS") including 3/1, 5/1 and 7/1 ARMS. The Company at the same time is committed to selling $10.0 million of investment securities which have low yielding coupons and will be purchasing $10.0 million in higher yielding investments. The expected result of these transactions is to increase income for the current quarter and have a slightly positive impact on the net interest margin. From an interest rate risk perspective the Bank will have reduced its interest rate risk while continuing to maintain its level of profitability. The Bank is also evaluating the offering of loan products which it has historically not offered, such as nonconforming or subprime one-to four-family loans. In the event the Bank originates such loan products, it currently intends to hold such loans in its portfolio.

C.       Management of Interest Rate Risk and Market Risk Analysis

The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors has established an Asset Liability Committee ("ALCO"), which is responsible for reviewing the Bank's asset/liability policies and interest rate risk position. The ALCO meets on a quarterly basis and reports trends and interest rate risk position to the Finance Committee of the Board of Directors. It then reviews with them its activities and strategies, the effect of those strategies on the Bank's net interest margin, the market value of the portfolio, and the effect the changes in interest rates will have on the Bank's portfolio and exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

In recent years, the Bank has utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of fixed-rate mortgages having terms of maturity of not more than fifteen years, adjustable-rate and shorter-term loans, commercial loans and consumer loans;
(ii) limiting the origination of all greater than 15-year fixed-rate mortgage loans to no more than 25% of the total originations in a given year; (iii) selling, in the secondary market, fixed-rate mortgage loans with terms greater than 15 years, while retaining the servicing rights, and; (iv) investing in shorter-term and, to a lesser extent, adjustable-rate securities which generally bear lower yields, compared to longer-term investments, but which better position the Bank for increases in market interest rates.

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

D.     Gap Analysis.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within a period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. At March 31, 1999, the Bank's cumulative one year gap was a negative 11.9% of total assets compared to a negative 7.8% at September 30, 1998. September's interest rate sensitivity gap reflects the impact of the Bank prefunding investments which it had determined had a high likelihood of being called in the first fiscal quarter of 1999. These investments were funded with short term FHLB advances which were repaid in subsequent quarter with proceeds of called securities. March's interest rate sensitivity gap reflects the initial impact of a $45.0 million restructuring transaction undertaken by the Company. This restructuring transaction includes the sale, from the Bank, of approximately $21.0 million of fixed rate long term mortgages, borrowing approximately $14.0 million from the Federal Home Loan Bank of Pittsburgh and the subsequent purchase of approximately $20.0 million of adjustable rate mortgages and mortgage-backed securities, $10.0 million of fixed rate home equity loans, and $5.0 million of fixed rate long term investment securities. In addition, this transaction includes the sale of $10.0 million of investment securities that have low yielding coupons from the Company and the purchase of $10.0 million in higher yielding investments. This restructuring transaction began in March with the purchase of approximately $10.0 million of fixed rate home equity loans from another financial institution and the purchase of $4.0 million of the fixed rate long-term investment securities that were funded with short-term FHLB advances. The remainder of the transaction will be executed in the third quarter. The short-term FHLB borrowings were replaced with a $15.0 million long-term advance in the month of April.

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

E.       Net Portfolio Value

The Bank's interest rate sensitivity is primarily monitored by management through the use of a model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. Such analyses are prepared by a third party for the Bank. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model estimates loan prepayment rates, reinvestment rates, and deposit decay rates. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which may vary from the Bank's model primarily due to differences in assumptions utilized, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of March 31, 1999.


                                                                                                 NPV as % of Portfolio
      Change in                                   Net PortfolioValue                               Value of Assets
    Interest Rates          ---------------------------------------------------------     -------------------------------------
   In Basis Points                                                                            NPV
    (Rate Shock)               Amount            $ Change             % Change              Ratio              Change (1)
-----------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)

        300                    27,870            (36,153)                (56.47%)             5.60%                 (621)
        200                    41,339            (22,684)                (35.43%)             8.05%                 (376)
        100                    53,872            (10,151)                (15.86%)            10.19%                 (162)
       Static                  64,023                   0                   0.00%            11.81%                     0
        -100                   70,915               6,893                  10.77%            12.82%                   101
        -200                   74,194              10,171                  15.89%            13.19%                   138
        -300                   77,217              13,195                  20.61%            13.51%                   170


(1) Expressed in basis  points

As is the case with gap analysis, certain shortcomings are inherent in the methodology used in the NPV interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, NPV assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, NPV measurements provide an indication of the Bank's interest rate risk exposure at a particular point in time. Such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

F.       Non-Performing Assets

     The   following   table   presents   information   regarding   the   Bank's
     non-performing assets at the dates indicated:

                                                                              March 31,           September 30,
                                                                                 1999                  1998
                                                                                 ----                  ----

Non-performing loans:
 Non-accrual loans                                                                $ 915            $   1,239
Real estate owned and other repossessed assets                                       50                  112
                                                                                     --                  ---
     Total non-performing assets                                                  $ 965              $ 1,351
                                                                                  =====              =======

         Total non-performing loans as a percentage of total loans                0.29%                0.44%
         Total non-performing assets as a percentage of total assets              0.17%                0.26%


G.       Liquidity and Capital Resources

The Bank's primary sources of funds on a long and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At March 31, 1999 and 1998, the Bank's liquidity ratios were 10.6% and 22.3%, respectively.

At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $57.1 million, or 10.7%, of total adjusted assets, which is above the required level of $8.0 million, or 1.5%; a core capital level of $57.1 million or 10.7% of total adjusted assets, which is above the required level of $16.0 million, or 3.0%; and a risk-based capital of $59.5 million or 23.6% of risk-weighted assets, which is above the required level of $20.2 million, or 8.0%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $200.1 million, or 35.9%, of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1999, the Bank had $128.0 million in advances outstanding from the FHLB, and had an additional overall borrowing capacity from the FHLB of $241.2 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At March 31, 1999, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $31.5 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") accounts, which are scheduled to mature in less than one year from March 31, 1999, totaled $162.7 million. The Bank expects that substantially all of the maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At March 31, 1999, the Bank had $32.0 million in jumbo certificates which will be evaluated at maturity.

To improve its customer delivery systems and expand its services, the Bank has been investing in new computer hardware and software and in January 1999 relocated its Columbia Mall branch to a new location in Scott Township. The Bank anticipates that during fiscal 1998 and 1999, it will have incurred capital expenditures of approximately $2.4 million to fund such plans. These anticipated capital expenditures will be funded from the Bank's general corporate funds, including proceeds from the Conversion and its FHLB advances. In addition, in March 1999, the Bank signed an agreement to purchase the assets and liabilities of the Danville branch of Omega Bank. This will be the eleventh branch office for First Federal Bank and the first office in Montour County.
Management is currently evaluating further expansion.

The initial impact of the Conversion on the liquidity and capital resources of the Bank was significant as it substantially increased the liquid assets of the Bank and the capital base on which the Bank operates. Additionally, the Bank invested the substantial majority of its conversion proceeds in readily marketable investment grade securities which, if liquidity needs developed, could be sold by the Bank to provide additional liquidity. At March 31, 1999, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $58.8 million, or 11.0%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 10.7% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

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

The Bank is subject to the regulation and oversight of various banking regulators, which requires complying with specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the Bank's Year 2000 programs are conducted on a periodic basis and reports are submitted by the Bank to the banking regulators on a periodic basis. In addition, reports are currently provided on a monthly basis to the Board of Directors.

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

For most of its mission critical software systems, the Company relies on a major data processing provider in the banking industry. The Company has received written representations and warranties from that vendor that the system was compliant. The Company has successfully completed testing its mission critical systems. The Company is also upgrading personal computers to meet both system and Year 2000 requirements. In connection with the Company's assessment, a number of the less significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company has fully tested that software.

The Company has communicated with all of its significant vendors, suppliers and large commercial customers to determine the extent to which the Company is vulnerable to those third-parties' failure to remedy their own Year 2000 problems. In the event that any of them do not successfully achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. If significant suppliers fail to meet Year 2000 operating requirements, the Company intends to engage alternative suppliers. For insignificant vendors, the Company will not necessarily validate that they are Year 2000 compliant. No insignificant vendor has responded that they will not be compliant by March 1999. The Bank has surveyed its large commercial customers as to their Y2K preparedness. Respondents have acknowledged their awareness of Y2K issues and currently believe that these issues will not materially affect their financial condition, liquidity, or results of operations. The extent to which customers are Y2K compliant is considered in the Bank's decision to extend credit.

Contingency Plan. The Company is in the process of obtaining back-up service providers and assessing the potential adverse risks to the Company. The
Company's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

A contingency plan will be developed by June 30, 1999 for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems. This contingency plan will identify scheduled completion dates, test dates and trigger dates.

Business continuation plans for critical business applications are in place. These plans include adequate staffing on site during the Year 2000 date change to quickly repair any errant applications. In addition, in the event of any problems the Company would follow its current computer outage business continuation plans until such problems are corrected.

Cost of Year 2000. Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products and improve customer services while providing for internal efficiencies. The technology improvements as part of the Technology Plan have allowed the Company to avoid specific costly Year 2000 issues. The Company estimates its expenditures specifically associated with Year 2000 will be $75,000 during the fiscal year ending September 1999.

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

I.  Comparison of Financial Condition at March 31, 1999 and September 30, 1998

Total assets increased $35.7 million, from $522.2 million at September 30, 1998 to $557.9 million at March 31, 1999. The growth in assets was primarily due to increases in loans receivable and investment securities, offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $867,000 to $2.2 million at March 31, 1999, from $3.0 million at September 30, 1998 due to the purchase of approximately $15.0 million in loans, increased loan originations, security purchases, and the repurchase of the Company's common stock, offset by the increase in FHLB advances and deposits.

Securities available-for-sale increased $9.3 million, or 4.9%, from $189.1 million at September 30, 1998 to $198.4 million at March 31, 1999, while securities classified as held-to-maturity decreased $3.4 million, or 10.8%, to $28.3 million at March 31, 1999. These changes were primarily attributable to the increased security purchases, net of called securities.

Loans increased $29.7 million to $312.4 million at March 31, 1999. This was primarily due to a $14.9 million increase in home equity loans resulting from a $10.0 million purchase of loans from another financial institution, combined with increased originations due to marketing efforts and competitive pricing of such loans. Commercial real estate loans increased $11.9 million, and other commercial loans increased $5.5 million due to marketing efforts and competitive pricing of such products.

Prepaid expenses and other assets increased $649,000, or 22.5%, to $3.5 million at March 31, 1999. This change was primarily due to an increase in the deferred income tax benefit resulting from a decline in unrealized gain/loss on available-for-sale securities.

Total deposits increased $20.5 million to $344.5 million at March 31, 1999. This increase in deposits was primarily due to a $15.9 million increase in certificates of deposit from $196.1 million at September 30, 1998 to $212.0 million at March 31, 1999, as a result of increased marketing efforts and competitive pricing of such products. Also contributing to this change were increases in money market accounts of $3.3 million and non-interest bearing demand accounts of $1.7 million, resulting from a more active solicitation of such accounts.

FHLB advances increased $21.5 million from $106.5 million at September 30, 1998 to $128.0 million at March 31, 1999. This was a result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Total equity decreased $6.2 million to $81.2 million at March 31, 1999. This decrease in equity resulted primarily from the repurchase of the Company's common stock, at a cost of $4.1 million, along with a $3.3 million acquisition of stock for stock benefit plans. These decreases were offset by operating results for the period resulting in a net increase of $1.9 million in retained earnings.

J. Comparison of Operating Results for the Three Months ended March 31, 1999 and March 31, 1998

General. The Company had net income of $1.1 million for the three months ended March 31, 1999, compared to a net loss of $2.5 million for the three months ended March 31, 1998, an increase of $3.6 million. This increase in income is primarily due to increases in net interest income and non-interest income offset by an increase in the provision for income taxes. The loss in the prior year period was primarily due to a one-time $4.8 million non-recurring pre-tax ($3.1 million after-tax) expense related to the charitable contribution made to First Federal Charitable Foundation ("the Foundation") in connection with the Conversion. The Company's core net earnings (quarterly earnings excluding the after-tax impact of the non-recurring contribution) were $651,000 for the quarter ended March 31, 1998.

Interest Income. Total interest income increased by $1.9 million, or 26.2%, from $7.1 million for the three months ended March 31, 1998 to $9.0 million for the three months ended March 31, 1999. This was primarily due to a $129.3 million, or 33.2%, increase in the average balance of interest earning assets, offset by a slight decrease in the weighted average yield on interest earning assets. Specifically interest income on securities increased $1.3 million, or 70.8%, from $1.9 million to $3.2 million for the three months ended March 31, 1998 and March 31, 1999, respectively, primarily due to a $99.4 million increase in the average balance of such securities.

Also, interest income on loans increased $547,000, or 10.4%. This was primarily due to the increase of interest income on consumer loans of $443,000 from $1.3 million for the period ending March 31, 1998 to $1.8 million primarily due to a $23.1 million increase in the average balance of these loans. Interest income on commercial loans also increased $181,000, or 49.2%, to $550,000 for the three months ended March 31, 1999, as a result of a $2.7 million, or 23.3%, increase in the average balance of such loans.

Interest Expense. Interest expense increased $931,000, or 25.1%, from $3.7 million to $4.6 million for the three months ended March 31, 1998 and March 31, 1999, respectively. The increase in interest expense was primarily the result of a $58.7 million increase in the average balance of FHLB advances and other borrowings, which increased from $47.1 million at March 31, 1998 to $105.7 million at March 31, 1999, offset by a twenty-four basis point decrease in the weighted average rate paid on such borrowings from 5.42% to 5.18% for the three months ended March 31, 1998 and March 31, 1999, respectively. The increase in FHLB advances reflects management's determination to more heavily utilize FHLB advances to fund asset growth. The increase in interest expense also resulted from increased interest expense on certificates of deposit, which was the result of a $25.1 million increase in the average balance of certificates of deposit.

Provision for Loan Losses. The Bank's provision for loan losses for the three months ended March 31, 1999 was $135,000 compared to $219,000 for the three months ended March 31, 1998. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

Non-interest Income. Non-interest income increased $194,000, from $174,000 to $368,000, for the three months ended March 31, 1998 and March 31, 1999, respectively. The increase in non-interest income was primarily due to a $78,000 increase in insurance premium income from closings performed by the Company's title insurance subsidiary. Other income increased $74,000 from $23,000 to $97,000 for the three months ended March 31, 1998 and 1999, respectively due to rental income and an increase in the cash surrender value of Directors' and Officers' life insurance policies. Contributing to the increase in non-interest income was a $41,000, or 27.0%, increase in service charges and other fees resulting from increased customer activity on the various deposit and loan accounts.


Non-interest Expense. Total non-interest expense decreased from $7.2 million to $3.2 million for the three months ended March 31, 1998 and March 31, 1999, respectively, due primarily to a one-time $4.8 million non-recurring expense relating to the funding of the Foundation in the prior period. This decrease was offset by increases in compensation and employee benefits of $385,000, or 26.4%, to $1.8 million for the three months ended March 31, 1999, primarily due to the expense of the ESOP and stock award programs. Other non-interest expense increased $134,000, or 43.6%, primarily due to increased marketing efforts of deposit and loan products, an increase in the provision for loss on REO, and an increase in overall operating expenses. Professional fees increased $131,000 due to increased legal and accounting fees associated with being a public company.

Income Taxes. The Company had an income tax provision of $255,000 for the three months ended March 31, 1999, compared to a benefit of $1.4 million for the three months ended March 31, 1998 resulting in effective tax rates of 19.2%, and (35.7%), for the three months ended March 31, 1999, and March 31, 1998, respectively. The increase in income tax expense was attributable to the increase in income before taxes. The decline in the effective tax rate, below the statutory rate, was the result of increased tax-free security purchases.

K. Comparison of Operating Results for the Six Months ended March 31, 1999 and March 31, 1998.

General. For the six months ended March 31, 1999, the Company reported a net profit of $2.3 million, compared to a $1.9 million net loss for the same period in 1998. The loss at March 31, 1998 relates to the one-time $4.8 million non-recurring pre-tax ($3.1 million after-tax) expense relating to the funding of the Foundation in connection with the Conversion. The Company's core net earnings (earnings excluding the after-tax impact of the non-recurring contribution) were $1.2 million for the six months ended March 31, 1998.

Interest Income. Total interest income increased $3.9 million, or 27.9%, from $14.0 million to $17.9 million for the six months ended March 31, 1998 and March 31, 1999, respectively, primarily due to a $132.6 million, or 34.9%, increase in the average balance of interest earning assets, offset by a slight decrease in the weighted average yield on interest earning assets. This increase was primarily due to a $2.9 million, or 82.6%, increase in interest income on securities, to $6.4 million for the six months ended March 31, 1999, primarily due to a $107.5 million increase in the average balance of such securities.

Interest income on loans also increased $1.0 million, or 9.7%, to $11.5 million for the six months ended March 31, 1999, primarily due to the increase in interest income on consumer loans of $938,000, or 35.0%, to $3.6 million at March 31, 1999, due to a $22.7 million increase in the average balance of consumer loans from $62.9 million at March 31, 1998 to $85.6 million at March 31, 1999. This increase relates to increased marketing effort and competitive pricing of these loans. Interest income on commercial loans increased $305,000, or 50.1%, from $609,000 at March 31, 1998 to $914,000 at March 31, 1999.

Interest Expense. Interest expense increased $1.9 million, or 25.1%, from $7.4 million to $9.3 million for the six months ended March 31, 1998 and March 31, 1999, respectively. The increase in interest expense was primarily the result of a $62.4 million increase in the average balance of FHLB advances, which increased from $40.4 million at March 31, 1998 to $102.8 million at March 31, 1999, offset by a slight decrease in the weighted average rate paid on such borrowings from 5.49% at March 31, 1998 to 5.21% at March 31, 1999. The increase in FHLB advances reflects management's determination to more heavily utilize FHLB advances to fund asset growth. This increase in interest expense was also due to an overall increase in interest expense on deposits primarily due to a $17.2 million, or 9.1%, rise in the average balance of certificate accounts.

Provision for Loan Losses. The Bank's provision for loan losses was $183,000 for the six months ended March 31, 1999, compared to $487,000 for the six months ended March 31, 1998. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.


Non-interest income. The Company experienced a $420,000 increase in non-interest income from $333,000 to $753,000 for the six months ended March 31, 1998 and March 31, 1999, respectively, due primarily to an increase in other income of $137,000 from rental income and an increase in the cash surrender value of Officers and Directors life insurance policies. Also contributing to this increase was a $123,000 increase in insurance premium income from closings performed by the Company's title insurance subsidiary. Service charges and fee income also increased $103,000 primarily due to increased customer activity on various deposit and loan accounts.

Non-interest expense. Total non-interest expense decreased from $9.5 million to $6.3 million for the six months ended March 31, 1998 and March 31, 1999, respectively, due primarily to a one-time $4.8 million non-recurring expense relating to the funding of the Foundation in March 1998. This decrease was offset by an increase in salary and benefit expense of $877,000, or 32.7%, primarily due to the establishment of the ESOP and stock award programs. Professional fees increased $307,000 due to an increased amount of legal and audit fees associated with being a public company. Other non-interest expense increased $306,000, or 52.8%, primarily due to an increase in advertising and public relations, resulting from increased marketing efforts of loan and deposit products. Also contributing to the increase in other expense is an increase in general operating expenses, as well as an increase in the provision for REO.

Income taxes. The Company had income tax expense of $642,000 for the six months ended March 31, 1999, compared to a benefit of $1.1 million for the six months ended March 31, 1998, resulting in an effective tax rate of 22.2% for the six months ended March 31, 1999. The increase in income tax expense was attributable to the increase in income before taxes for the six months ended March 31, 1999.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference to Part I, Item 2, Sections C, D and E on pages 15-17, inclusive.

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

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

                  None.

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

         (B)   Reports on Form 8-K

               On January 27, 1999, the Company filed an 8-K to announce its earnings for the first quarter and to declare a cash dividend. The press release announcing Company's earnings and the declaration of a cash dividend were filed by exhibit.

               On March 16, 1999 the Company filed an 8-K to announce it had completed its repurchase of 5% of its outstanding shares. The press release announcing the completion of the stock repurchase was filed by exhibit.

               On March 22, 1999, the Company filed an 8-K to announce it had entered into an agreement to purchase a new branch office. The press release announcing the agreement was filed by exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               NORTHEAST PENNSYLVANIA
                                               FINANCIAL CORP.


Date:     May 14, 1999                         By: /s/ E. Lee Beard
         ----------------------------
                                               E. Lee Beard
                                               President and Chief Executive
Officer

Date:     May 14, 1999                         By: /s/ Patrick J. Owens, Jr.
         --------------------------
                                               Patrick  J. Owens, Jr.
                                               Chief Financial Officer and
                                               Treasurer