Form 10-Q
period 1999-06-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1999-08-13
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13793

-------------------------------------------------------------------------------

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------


DELAWARE                                                             06-1504091
-------------------------------------------------- ----------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer entification No.)
-------------------------------------------------------------------------------

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                                18201
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)
-------------------------------------------------- ----------------------------


                                 (570) 459-3700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
-------------------------------------------------------------------------------


                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)

-------------------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Registrant had 5,800,683 shares of Common Stock outstanding as of August 12, 1999.

                                TABLE OF CONTENTS

Item
No.
                                                                           Page
                                                                          Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         June 30, 1999 (unaudited) and September 30, 1998..............       1

         Consolidated Statements of Operations for the Three Months Ended
         June 30, 1999 and 1998 (unaudited)............................       2

         Consolidated Statement of Comprehensive Income for the Three Months
         Ended June 30, 1999 and 1998 (unaudited).......................      3

         Consolidated Statements of Operations for the Nine Months Ended
         June 30, 1999 and 1998 (unaudited).............................      4

         Consolidated Statement of Comprehensive Income for the Nine Months
         Ended June 30, 1999 and 1998 (unaudited)........................     5

         Consolidated  Statements  of  Changes  in Equity  for the
         Years  Ended September  30,  1998 and 1997 and the Nine  Months
         Ended June 30, 1999 (unaudited).................................     6

         Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 1999 and 1998(unaudited)...............................     7

         Notes to Consolidated Financial Statements (unaudited).........      9


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    14

Item 3   Quantitative and Qualitative Disclosures about Market Risk......    27

Part II - OTHER INFORMATION

1         Legal Proceedings..............................................    28

2         Changes in Securities and Use of Proceeds......................    28

3         Defaults Upon Senior Securities................................    28

4         Submission of Matters to a Vote of Security Holders............    28

5         Other Information..............................................    28

6         Exhibits and Reports on Form 8 - K.............................    28

Signatures



                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
                June 30, 1999 (unaudited) and September 30, 1998
                                 (in thousands)

                                                                           June 30,         September 30,
                                                                             1999               1998
                               Assets                                             (unaudited)

Cash and cash equivalents                                                     $ 8,128           $ 3,053
Securities available-for-sale                                                 189,542           189,094
Securities held-to-maturity (estimated fair value of $28,820 at
    June 1999 and $32,072 in September 1998)                                   28,330            31,770
Loans (less allowance for loan losses of $2,520 for June1999 and
    $2,273 for September 1998)                                                341,376           282,706
Accrued interest receivable                                                     4,465             3,998
Assets acquired through foreclosure                                                75               112
Property and equipment, net                                                     9,655             8,648
Other assets                                                                    7,616             2,887
                                                                                -----             -----
     Total assets                                                           $ 589,187         $ 522,268
                                                                            =========         =========

                       Liabilities and Equity

Deposits                                                                    $ 364,480         $ 324,005
Federal Home Loan Bank advances                                               142,984           106,498
Other borrowings                                                                  305               825
Advances from borrowers for taxes and insurance                                 1,515               717
Accrued interest payable                                                        1,134             1,028
Other liabilities                                                               2,737             1,761
                                                                                -----             -----

     Total liabilities                                                      $ 513,155         $ 434,834
                                                                            ---------         ---------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                  -                 -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                       64                64
Additional paid-in capital                                                     62,110            62,083
Common stock acquired by stock benefit plans                                  (7,272)           (4,799)
Retained earnings - substantially restricted                                   30,194            27,208
Accumulated other comprehensive income (loss)                                 (1,479)             2,878
Treasury stock, at cost (626,667 shares)                                      (7,585)                 -
                                                                              -------                 -

     Total equity                                                            $ 76,032           $87,434
                                                                             --------           -------

            Total liabilities and equity                                     $589,187         $ 522,268
                                                                             ========         =========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Three Months Ended June 30, 1999 and 1998 (unaudited)
                                 (in thousands)

                                                                              For the Three months ended
                                                                                         June 30,
Interest Income:                                                                   1999             1998
                                                                                   ----             ----
                                                                                       (unaudited)

  Loans                                                                      $ 6,291           $  5,445
  Mortgage-related securities                                                    897                899
  Investment securities:
     Taxable                                                                   1,518              1,224
     Non-taxable                                                                 848                367
                                                                                 ---                ---
     Total interest income                                                     9,554              7,935

Interest Expense:
  Deposits                                                                     3,320              3,149
  Federal Home Loan Bank advances and other                                    1,666                619
                                                                               -----                ---
     Total interest expense                                                    4,986              3,768

Net interest income                                                            4,568              4,167

Provision for loan losses                                                        149                292
                                                                                 ---                ---


Net interest income after provision for loan losses                            4,419              3,875

Non-interest Income:
  Service charges and other fees                                                 223                180
   Other income                                                                  123                 67
   Insurance premium income                                                       61                  -
   Gain (loss) on sale of:
     Real estate owned                                                           (8)               (38)
     Loans                                                                       246                 14
     Available-for-sale securities                                                31                  -
    Other                                                                        (5)                  -
                                                                                 ---                  -
      Total non-interest income                                                  671                223

Non-interest Expense:
  Salaries and net employee benefits                                           1,898              1,622
  Occupancy costs                                                                426                390
  Data processing                                                                129                 72
  Professional fees                                                              159                 94
  Federal Home Loan Bank service charges                                         133                108
  Charitable contributions                                                        38                 25
  Other                                                                          597                422
                                                                                 ---                ---
     Total non-interest expense                                                3,380              2,733

Income before income taxes                                                     1,710              1,365

Income taxes                                                                     330                374
                                                                                 ---                ---


Net income                                                                   $ 1,380           $   991
                                                                             =======           =======

Earnings per share - basic                                                   $ 0.27               $0.17
                                                                             ======               =====
Earnings per share - diluted                                                 $ 0.25               $0.17
                                                                             ======               =====




                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statement of Comprehensive Income
          For the Three Months Ended June 30, 1999 and 1998 (unaudited)
                     (in thousands, except per share data)

                                                                              For the Three Months Ended
                                                                                      June 30,
                                                                                1999               1998
                                                                                ----               ----
                                                                                     (unaudited)

Net Income                                                                   $ 1,380              $ 991
                                                                             =======              =====

Other  comprehensive  income  (loss),  net of tax
    Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period             $ (3,263)              $ (8)
    Less:  Reclassification adjustment for gains included in
      net income                                                                  20                   -
                                                                                ----                ----            -
Other comprehensive loss                                                    $ (3,243)              $ (8)
Comprehensive income (loss)                                                 $ (1,863)            $  983
                                                                            =========             =======


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Nine Months Ended June 30, 1999 and 1998 (unaudited)
                     (in thousands, except per share data)
                                                                                 For the Nine Months Ended
                                                                                        June 30,
                                                                                  1999               1998
                                                                                  ----               ----
                                                                                       (unaudited)

Interest
Income:
  Loans                                                                         $17,839             $15,971
  Mortgage-related securities                                                     3,194               2,299
  Investment securities:
    Taxable                                                                       4,156               2,993
    Non-Taxable                                                                   2,308                 701
                                                                                  -----                 ---
    Total interest income                                                        27,497              21,964

Interest Expense:
  Deposits                                                                        9,931               9,464
  Federal Home Loan Bank advances and other                                       4,336               1,726
                                                                                  -----               -----
    Total interest expense                                                       14,267              11,190

Net interest income                                                              13,230              10,774

Provision for loan losses                                                           343                 779
                                                                                    ---                 ---

Net interest income after provision for loan losses                              12,887               9,995

Non-interest Income:
  Service charges and other fees                                                    635                 488
  Other Income                                                                      305                 112
  Insurance premium income                                                          184                   -
  Gain (loss) on the sale of:
     Real estate owned                                                             (39)                (72)
     Loans                                                                          282                  17
     Available-for-sale securities                                                   64                   9
     Other                                                                          (6)                   2
                                                                                    ---                   -
     Total  non-interest income                                                   1,425                 556

Non-interest Expense:
  Salaries and net employee benefits                                              5,461               4,306
  Occupancy costs                                                                 1,246               1,149
  Data processing                                                                   371                 208
  Professional fees                                                                 624                 214
  Federal Home Loan Bank and other service charges                                  324                 286
  Charitable contributions                                                           83               4,924
  Other                                                                           1,637               1,142
                                                                                  -----               -----
     Total non-interest expense                                                   9,746              12,229

Income (loss) before income taxes                                                 4,566             (1,678)

Income taxes                                                                        973               (736)
                                                                                    ---               -----

Net income (loss)                                                                $3,593              $(942)
                                                                                 ======              ======

Earnings per share - basic                                                       $ 0.65             $(0.16)
                                                                                 ======             =======
Earnings per share - diluted                                                     $ 0.62             $(0.16)
                                                                                 ======             =======




                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statement of Comprehensive Income
          For the Nine Months Ended June 30, 1999 and 1998 (unaudited)
                     (in thousands, except per share data)

                                                                               For the Nine Months Ended
                                                                                      June 30,
                                                                                1999               1998
                                                                                ----               ----
                                                                                     (unaudited)

Net Income (loss)                                                            $ 3,593            $ (942)
                                                                             =======            =======

Other  comprehensive  income  (loss),  net of tax
    Unrealized  gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period              $(4,399)             $ 487
    Less:  Reclassification adjustment for gains included in
      net income                                                                  42                  6
                                                                             -------         ----------
Other comprehensive income (loss)                                           $ (4,357)             $ 481
Comprehensive loss                                                           $ (764)            $ (461)
                                                                             =======            =======


                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
              For the Years Ended September 30, 1998 and 1997, and
                 the Nine Months Ended June 30, 1999 (unaudited)


                                                                 Common Stock               Accumulated
                                                  Additional     Acquired by                   other
                                        Common     Paid-in     stock benefit   Retained     comprehensive   Treasury     Total
                                        Stock      Capital         plans       Earnings     income (loss)     Stock     Equity


Balance September 30, 1996               $ -           $ -           $ -         $ 25,874           $253                $ 26,127

Net changes in gains (losses) on
  securities available-for-sale,                                                                   1,030                   1,030
  net of tax
Net income                                                                          1,381                                  1,381
                                        ----           ----          ----          ------        -------                 -------
Balance September 30, 1997               $ -           $ -           $ -         $ 27,255        $ 1,283                 $28,538

Issuance of Common Stock ($.01
  par value; 16,000,000
  authorized shares; 6,427,350            64                                                                                  64
  shares issued)
Additional paid-in Capital                          61,959                                                                61,959
Unearned employee stock ownership
 plan (ESOP) shares                                              (5,142)                                                 (5,142)
ESOP shares committed to be                            124           343                                                     467
released
Net changes in gains (losses) on                                                                   1,595                   1,595
 securities available-for-sale,
 net of tax
Net loss                                                                              (47)                                   (47)
                                        ----           ----          ----          ------        ------                 ---------
Balance September 30, 1998              $ 64      $ 62,083     $ (4,799)         $ 27,208        $ 2,878                $ 87,434

Unearned stock awards                                            (3,312)                                                 (3,312)
ESOP shares committed to be                             27           428                                                     455
released
Stock awards committed to be                                         411                                                     411
 released
Net changes in gains (losses) on
 securities available-for-sale,                                                                  (4,357)                 (4,357)
 net of  tax
Treasury stock at cost,                                                                                       (7,585)    (7,585)
626,667 shares
Cash dividend paid                                                                  (607)                                  (607)
Net income                                                                          3,593                                  3,593
                                        ----           ----          ----          ------      --------      -------    --------
Balance June 30, 1999                   $ 64      $ 62,110     $ (7,272)         $ 30,194      $ (1,479)    $ (7,585)   $ 76,032
                                        ====      ========     =========         ========      =========    =========   ========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
          For the Nine Months Ended June 30, 1999 and 1998 (unaudited)
                                 (in thousands)
                                                                                         For the Nine Months Ended
                                                                                                 June 30,
                                                                                            1999          1998
                                                                                            ----          ----
Operating Activities:                                                                           (unaudited)
Net Income (loss)                                                                        $ 3,593         ($ 942)
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision (Recovery) for REO loss                                                           12            (68)
  Provision for loan losses                                                                  343             779
  Depreciation                                                                               626             451
  Deferred income tax (benefit) provision                                                    142         (1,888)
  Funding of First Federal Charitable Foundation                                               -           4,761
  ESOP expense                                                                               455               -
  Stock award expense                                                                        411               -
  Amortization and accretion on:
     Held-to-maturity securities                                                              32              45
     Available-for-sale securities                                                           302             130
  Amortization of deferred loan fees                                                       (597)           (232)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                      39              72
     Loans                                                                                 (282)            (17)
     Available-for-sale securities                                                          (64)             (9)
  Gain (loss) on disposal of property and equipment                                            6             (2)
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                                (467)           (905)
    Increase in other assets                                                             (2,137)           (339)
    Increase (decrease) in  accrued interest payable                                         106            (25)
    Increase (decrease) in accrued income taxes payable                                    (566)             751
    Increase in other liabilities                                                          1,542              87
                                                                                           -----              --

      Net cash provided by operating activities                                            3,496           2,649

Investing Activities:
Net increase in loans                                                                   (66,023)        (23,657)
Proceeds from sale of:
  Available-for-sale securities                                                           19,401               -
  Assets acquired through foreclosure                                                        147             256
  Loans                                                                                    7,728           4,814
Proceeds from repayments of held-to-maturity securities                                   17,593          17,535
Proceeds from repayments of available-for-sale securities                                 48,984          22,070
Proceeds from disposal of fixed assets                                                        71               2
Purchase of:
  Held-to-maturity securities                                                           (14,545)        (45,821)
  Available-for-sale securities                                                         (72,562)        (81,834)
  Office properties and equipment                                                        (1,710)         (1,780)
  Federal Home Loan Bank stock                                                           (3,600)         (1,222)
                                                                                         -------         -------

Net cash used in investing activities                                                   (64,156)       (109,637)

Financing Activities:
  Net increase in deposit accounts                                                        40,475           8,749
  Net decrease in Federal Home Loan Bank short-term advances                             (8,500)         (8,000)
  Borrowings of Federal Home Loan Bank long-term advances                                 45,000          50,000
  Repayments of Federal Home Loan Bank long-term advances                                   (14)            (13)
  Net increase in advances from borrowers for taxes and insurance                            798             780




                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
          For the Nine Months Ended June 30, 1999 and 1998 (unaudited)
                                 (in thousands)

                                                                                        For the Nine Months
                                                                                            Ended June 30,

                                                                                            1999        1998
                                                                                              (unaudited)

    Net increase (decrease) in other borrowings                                          $ (520)          $ 257
    Net proceeds from issuance of common stock                                                 -         52,120
    Purchase of common stock for stock incentive plan                                    (3,312)              -
    Purchase of treasury stock                                                           (7,585)              -
    Cash dividend on common stock                                                          (607)              -
                                                                                           -----              -

    Net cash provided by financing activities                                             65,735        103,893

Increase (decrease) in cash and cash equivalents                                           5,075        (3,095)

Cash and cash equivalents, beginning of year                                               3,053         13,214
                                                                                           -----         ------

Cash and cash equivalents, end of year                                                     8,128         10,119
                                                                                           =====         ======

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                             14,160         11,215
                                                                                          ======         ======
     Income taxes                                                                          1,391            400
                                                                                           =====            ===
Net change in unrealized gains (losses) on securities
   available-for-sale, net of tax                                                        (4,357)            481
                                                                                         =======            ===
Supplemental disclosure - non-cash information:
  Transfer from loans to real estate owned                                                   161             86
                                                                                             ===             ==

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Financial Statements Presentation

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 1998. The results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

         Business

         Northeast Pennsylvania Financial Corp. (the "Company") is the holding company for First Federal Bank. The Company's principal subsidiary, First Federal Bank, serves Northeast and Central Pennsylvania through eleven full service office locations and two loan production offices. The Bank provides a wide range of banking services to individual and corporate customers. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

         Principles of Consolidation and Presentation

         The accompanying financial statements of the Company include the accounts of First Federal Bank, Abstractors, Inc., and FIDACO, Inc. First Federal Bank and Abstractors, Inc., a title insurance agency, are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. FIDACO, Inc. is an inactive subsidiary of First Federal Bank and its only major asset is an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

         Earnings per Share

         Earnings per share (EPS), basic and diluted, were $0.27 and $0.25, respectively, for the three months ended June 30, 1999 compared to $0.17 for the three months ended June 30, 1998, and $0.65 and $0.62, respectively, for the nine months ended June 30, 1999, compared to ($0.16) for the nine months ended June 30, 1998.


         The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                            Three months ended                Nine months ended
                                                                 June 30,                           June 30,
                                                            1999             1998            1999             1998
                                                              (Dollars in thousands, except per share data)

Net Income                                                  $1,380            $991           $3,593          $(942)
                                                            ======            ====           ======         ======
Basic:
Weighted average shares issues                           6,427,350       6,427,350        6,427,350       6,427,350
Less:  Unallocated/unearned shares held by stock
   benefit plans                                         (771,282)       (514,188)        (713,836)       (514,188)
Less:  Weighted Treasury shares                          (532,729)               -        (230,795)               -
Plus:  ESOP shares released
   or committed to be released                             66,418           6,428           57,132            6,428
                                                         --------       ---------        ---------        ---------
                                                        5,189,757       5,919,590        5,539,851        5,919,590
                                                         =========       =========        =========       ==========

Earnings per share  - basic                                  $0.27           $0.17            $0.65         $(0.16)
                                                             =====           =====            =====         =======


                                                            Three months ended                Nine months ended
                                                                 June 30,                           June 30,
                                                            1999             1998            1999             1998
                                                              (Dollars in thousands, except per share data)

Diluted:

Net Income                                                  $1,380            $991           $3,593          $(942)
                                                            ======            ====           ======          ======
Basic weighted shares outstanding                        5,189,757       5,919,590        5,539,851       5,919,590
Dilutive Instruments:
  Dilutive effect of stock awards                          242,438               -          243,089       -
                                                           -------               -          -------       -
                                                         5,432,195       5,919,590        5,782,940       5,919,590
                                                         =========       =========        =========      ==========

Earnings per share - diluted                                 $0.25           $0.17            $0.62         $(0.16)
                                                             =====           =====            =====         =======


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


         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits." This Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when "FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions," were issued. This statement requires changes in disclosures and will not affect the financial condition or operating results of the Company. This Statement is effective for the fiscal years beginning after December 15, 1997.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (as amended by SFAS 137 in June 1999) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. SFAS 133 as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company adopted SFAS 133 in its fiscal fourth quarter of 1998, including its provision for the reclassification of investments, resulting in a $56.2 million transfer of securities from held-to-maturity to available-for-sale.

         3.       Conversion to Stock Form of Ownership

         The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on December 16, 1997. On March 31, 1998: (i) the Bank converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank; (ii) the Bank issued all of its outstanding capital stock to the Company; and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the "Common Stock"), by selling at a price of $10.00 per share, 5,437,062 shares of Common Stock to certain eligible account holders of the Bank who had subscribed for such shares (collectively, the "Conversion"), by selling 514,188 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP"), and by contributing 476,100 shares of Common Stock to The First Federal Charitable Foundation (the "Foundation"), a charitable foundation dedicated to the communities served by the Bank. The common stock contributed by the Company to the Foundation at a value of $4.8 million was charged to expense. The Conversion resulted in net proceeds of $52.1 million, after expenses of $2.2 million. Net proceeds of $25 million were invested in the Bank to increase the Bank's tangible capital to 13.3% of the Bank's total adjusted assets.

         The Bank established a liquidation account at the time of the conversion in an amount equal to the equity of the Bank as of the date of its latest balance sheet date, September 30, 1997, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The amount of the liquidation account decreases to the extent the balances of eligible deposits decrease. The liquidation account approximated $15.3 million at September 30, 1998.

         The  Company may not  declare  nor pay  dividends  on its stock if such
         declaration   and  payment  would   violate   statutory  or  regulatory
         requirements.

         In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of June 30, 1999, there were no shares of preferred stock issued.


4.       Loans

          Loans are summarized as follows:                          June 30,              September 30,
                                                                      1999                   1998
                                                                        (Dollars in thousands)

          Real Estate loans:
            One-to four-family                                        $189,595              $ 176,924
            Multiple family and commercial                              28,425                 11,938
            Construction                                                 3,290                  3,759
                                                                         -----                  -----
          Total real estate loans                                      221,310                192,621
                                                                       -------                -------

          Consumer Loans:
            Home equity loans and lines of credit                       65,602                 52,244
            Automobile                                                  31,540                 24,589
            Education                                                    2,555                  2,351
            Unsecured lines of credit                                    1,710                  1,589
            Other                                                        5,349                  3,423
                                                                         -----                  -----
          Total consumer loans                                         106,756                 84,196
                                                                       -------                 ------
          Commercial loans                                              17,189                  9,742
                                                                        ------                  -----
          Total loans                                                  345,255                286,559
                                                                       -------                -------
            Less:
               Allowance for loan losses                                (2,520)                (2,273)
               Deferred loan origination fees                           (1,359)                (1,580)
                                                                     ----------              ---------
          Total loans, net                                           $ 341,376               $282,706
                                                                     =========               ========

    Allowance for loan losses is summarized as follows:

                                       For the nine                                               For the nine
                                       months ended               For the year ended              months ended
                                       June 30, 1999              September 30, 1998              June 30, 1998
                                       -------------              ------------------              -------------

Balance, beginning of period              $ 2,273                       $ 1,272                      $ 1,272
Charge-offs                                  (99)                          (76)                         (36)
Recoveries                                      3                            18                            7
Provision for loan losses                     343                         1,059                          779
                                              ---                         -----                          ---
Balance, end of period                    $ 2,520                       $ 2,273                      $ 2,022
                                          =======                       =======                      =======


5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                      June 30, 1999             September 30, 1998
                                                                      -------------             ------------------
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                ------------- ------------- -------------- ------------

          Savings accounts (passbook, statement, clubs)              $71,380        19.6%        $ 69,956       21.6%
          Money market accounts                                       20,723         5.7%          16,368        5.0%
          Certificates of deposit less than $100,000                 183,776        50.4%         159,918       49.4%
          Certificates of deposit greater than $100,000(1)            42,014        11.5%          36,150       11.2%
          NOW Accounts                                                32,445         8.9%          31,182        9.6%
          Non-interest bearing deposits                               14,142         3.9%          10,431        3.2%
                                                                      ------         ----          ------        ----
          Total deposits at end of period                          $ 364,480      100.00%        $324,005      100.0%
                                                                   =========      =======        ========      ======


         (1) Deposit balances in excess of $100,000 are not federally insured.

                                    Page 13

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

The Bank acquired the assets and liabilities of the Danville branch of Omega Bank in June 1999. This increases the Bank's total number of branches to eleven, while adding the first branch in Montour County.

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

The Bank has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities. During the quarter the Bank hired two experienced commercial lenders to provide additional coverage in market areas where we have determined an opportunity exists. In addition to the two commercial lenders, the Bank has hired a loan production officer in Berks county. During the quarter the Bank completed a series of transactions, which sold fixed rate long term mortgages and investments and purchased adjustable rate mortgages and higher yielding investments. The result of these transactions was to increase income for the current quarter and have a positive impact on net interest margin while reducing interest rate risk in this transaction.

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

D.       Net Portfolio Value

The Bank's interest rate sensitivity is primarily monitored by management through the use of a model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. Such analyses are prepared by a third party for the Bank. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model estimates loan prepayment rates, reinvestment rates, and deposit decay rates. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which vary from the Bank's model due to differences in assumptions utilized. The following table sets forth the Bank's internal NPV as of June 30, 1999.


                                                                                               NPV as % of Portfolio
     Change in                                                                                    Value of Assets
   Interest Rates
  In Basis Points
    (Rate Shock)

                                             Net PortfolioValue
                          ---------------------------------------------------------     -------------------------------------
                                                                                              NPV
                             Amount               $ Change             % Change              Ratio              Change (1)
-----------------------------------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
        300                    40,680            (24,390)                (37.48%)             7.77%                 (355)
        200                    49,612            (15,458)                (23.76%)             9.18%                 (215)
        100                    57,877             (7,193)                (11.05%)            10.37%                  (95)
       Static                  65,070                   0                   0.00%            11.32%                     0
       -100                    67,456               2,386                   3.67%            11.48%                    16
       -200                    63,985             (1,085)                 (1.67%)            10.75%                  (57)
       -300                    59,221             (5,849)                 (8.99%)             9.83%                 (149)

------------------------------------------

(1) Expressed in basis  points

As is the case with gap analysis, certain shortcomings are inherent in the methodology used in the NPV interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, NPV assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, NPV measurements provide an indication of the Bank's interest rate risk exposure at a particular point in time. Such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.
                                    Page 16

E.      Gap Analysis.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within a period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. At June 30, 1999, the Bank's cumulative one year gap was a negative 13.2% of total assets compared to a negative 7.8% at September 30, 1998. September's interest rate sensitivity gap reflects the impact of the Bank prefunding investments which it had determined had a high likelihood of being called in the first fiscal quarter of 1999. These investments were funded with short term FHLB advances which were repaid in subsequent quarter with proceeds of called securities.

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

F.       Non-Performing Assets

The following  table presents  information  regarding the Bank's  non-performing assets at the dates indicated:
                                                                               June 30,           September 30,
                                                                                 1999                  1998

Non-performing loans:
 Non-accrual loans                                                              $ 1,053            $   1,239
Real estate owned and other repossessed assets                                       75                  112
                                                                                     --                  ---
     Total non-performing assets                                                $ 1,128              $ 1,351
                                                                                =======              =======

         Total non-performing loans as a percentage of total loans                0.31%                0.44%
         Total non-performing assets as a percentage of total assets              0.19%                0.26%

                                    Page 17

G.       Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At June 30, 1999 and 1998, the Bank's liquidity ratios were 12.4% and 14.6%, respectively.

At June 30, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $56.8 million, or 10.0% of total adjusted assets, which is above the required level of $8.6 million, or 1.5%; a core capital level of $56.8 million, or 10.0% of total adjusted assets, which is above the required level of $17.0 million, or 3.0%; and a risk-based capital of $60.6 million, or 21.2% of risk-weighted assets, which is above the required level of $22.9 million, or 8.0%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $197.7 million, or 33.5% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1999, the Bank had $142.0 million in advances outstanding from the FHLB, and had an additional overall borrowing capacity from the FHLB of $260.3 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At June 30, 1999, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $42.3 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") accounts, which are scheduled to mature in less than one year from June 30, 1999, totaled $176.7 million. The Bank expects that substantially all of the maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At June 30, 1999, the Bank had $32.2 million in jumbo certificates.

In June 1999, the Bank acquired the assets and liabilities of the Danville branch of Omega Bank. This is the eleventh branch office for First Federal Bank and the first one in Montour County. During June the Bank also received the approval to open an additional office in the Shavertown area of Back Mountain and a supermarket branch in Freeland. Both of these branches are expected to open in the fourth quarter of fiscal 1999. The Bank has also hired a loan production officer operating in Berks County. It is expected that this LPO will enhance the Bank's mortgage lending capabilities. In June 1999, the Company received approval from the Pennsylvania Department of Banking to form a trust company, Northeast Pennsylvania Trust Co. (the "Trust"). The Trust is expected to begin operations in the fourth fiscal quarter of 1999. The Trust will serve current customers and potentially other financial institutions' customers, with trust, estate and asset management services and products. Management is currently evaluating further expansion.

The initial impact of the Conversion on the liquidity and capital resources of the Bank was significant as it substantially increased the liquid assets of the Bank and the capital base on which the Bank operates. Additionally, the Bank invested the substantial majority of its conversion proceeds in readily marketable investment grade securities which, if liquidity needs developed, could be sold by the Bank to provide additional liquidity. At June 30, 1999, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $57.3 million, or 10.0%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 10.0% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

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

Company State of Readiness. The Company has completed an assessment of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company maintains an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment backup generators, and general office equipment. The Company has prioritized its hardware and software systems to focus on the most critical systems first.

For most of its mission critical software systems, the Company relies on a major data processing provider in the banking industry. The Company has received written representations and warranties from that vendor that the system is Year

2000 compliant. The Company has successfully completed testing its mission critical systems. The Company is also upgrading personal computers to meet both system and Year 2000 requirements. In connection with the Company's assessment, a number of the less significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company has fully tested that software.

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

The contingency plan focuses on mission critical functions, third party relationships, environmental system, proprietary programs, and non-computer related systems. The contingency plan has identified completion dates, test dates and trigger dates. The contingency plan is primarily based upon manual back up systems and as such includes all necessary forms and procedures in order to be certain that all required information can be appropriately recorded. In addition, this plan includes adequate staffing on site during the Year 2000 date change weekend, to be certain that the Year 2000 changes have been adequately addressed. In addition, in the event of any other unforeseen problems the Company would follow its current computer business continuation plans until such problems are corrected.

Cost of Year 2000. Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products and improve customer services while providing for internal efficiencies. The technology improvements as part of the Technology Plan have allowed the Company to avoid specific costly Year 2000 issues. The Company estimates its expenditures specifically associated with Year 2000 will be $75,000 during the fiscal year ending September 1999 and $50,000 during the fiscal year ending September 2000.

The Company believes that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. However, if compliance is not achieved in a timely manner by the Company or any of its significant related third-parties, the Y2K issue could have a material effect on the Company's operations and financial position.

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

I.  Comparison of Financial Condition at June 30, 1999 and September 30, 1998

Total assets increased $66.9 million from $522.2 million at September 30, 1998 to $589.2 million at June 30, 1999. The growth in assets was primarily due to increases in loans receivable, cash, and other assets, which were offset by a decrease in investment securities.

Cash and cash equivalents increased $5.1 million to $8.1 million at June 30, 1999, from $3.0 million at September 30, 1998, primarily due to an increase in FHLB advances and deposits, offset by the purchase of approximately $45.0 million in loans, increased loan originations, purchase of the Company's common stock and additional shares for the employee stock award program.

Securities classified as held-to-maturity decreased $3.4 million, or 10.8%, to $28.3 million at June 30, 1999, while available-for-sale securities increased $448,000, from $189.1 million at September 30, 1998 to $189.5 million at June 30, 1999. These changes were primarily attributable to the effect of called and sold securities, net of security purchases, combined with an adjustment for unrealized gain/loss on available-for-sale securities.

Loans increased $58.7 million to $341.4 million at June 30, 1999. This was primarily due to a $16.5 million increase in multiple family and commercial real estate loans due to marketing efforts and competitive pricing of such products. Home equity loans and lines of credit increased $13.4 million as a result of a $10.0 million purchase of loans from another financial institution, combined with increased originations due to marketing efforts and competitive pricing of such loans. Mortgage loans increased $12.7 million due to the acquisition of $5.6 million in loans from the branch purchase of Omega Bank, combined with the net effect of loans purchased from other financial institutions and loans sold to government agencies. Other consumer loans increased $9.2 million due to the purchase of $4.0 million in various consumer loans from the branch purchase of

Omega Bank, combined with increased indirect auto loan originations. Commercial loans increased $7.4 million due to competitive pricing of such products, combined with the acquisition of $2.4 million in commercial loans from the branch purchase of Omega Bank.

Prepaid expenses and other assets increased $4.7 million to $7.6 million at June 30, 1999. This change was primarily due to a $2.6 million increase in the deferred income tax benefit resulting from a decline in unrealized gain/loss on available-for-sale securities, combined with a $1.5 million increase in intangible assets resulting from goodwill relating to the purchase of the new branch office. The goodwill and core deposit premium will be amortized over a period of six to ten years.

Total deposits increased $40.5 million, or 12.5%, to $364.5 million at June 30, 1999. This increase in deposits was primarily due to a $29.7 million increase in certificates of deposit from $196.1 million at September 30, 1998 to $225.8 million at June 30, 1999, as a result of increased marketing efforts and competitive pricing of such products, combined with the assumption of $11.3 million in various certificate of deposit accounts from the branch purchase of Omega Bank. Also contributing to this change was an increase of $9.4 million in checking accounts due to increases in money market accounts of $4.3 million and non-interest bearing demand accounts of $3.8 million, resulting from a more active solicitation of such accounts, combined with the acquisition of $2.6 million in various checking accounts from the branch purchase of Omega Bank. Savings accounts increased $1.4 million due to accounts acquired in the branch purchase of Omega Bank.

FHLB advances increased $36.5 million from $106.5 million at September 30, 1998 to $143.0 million at June 30, 1999. This was a result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth. FHLB borrowings have been invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Total equity decreased $11.4 million to $76.0 million at June 30, 1999. This decrease in equity resulted primarily from the repurchase of the Company's common stock, at a cost of $7.6 million, along with a $4.3 million decrease in unrealized gain (loss) on securities. Contributing to this decline was a $3.3 million acquisition of stock for stock benefit plans. These decreases were offset by operating results for the period resulting in a net increase of $3.0 million in retained earnings.

J. Comparison of Operating Results for the Three Months ended June 30, 1999 and June 30, 1998

General. The Company had net income of $1.4 million for the three months ended June 30, 1999, compared to net income of $991,000 for the three months ended June 30, 1998, an increase of $389,000 or 39.3%. This increase was primarily attributable to a $1.6 million rise in interest income, as well as a $448,000 increase in non-interest income, offset by increases in interest expense and non-interest expense of $1.2 million and $647,000, respectively.

Interest Income. Total interest income increased $1.6 million, or 20.4%, from $7.9 million for the three months ended June 30, 1998 to $9.5 million for the three months ended June 30, 1999. This was primarily due to a $104.4 million, or 23.8%, increase in the average balance of interest earning assets, offset by a slight decrease in the weighted average yield on interest earning assets.

Specifically, interest income on loans increased $846,000 from $5.4 million for the period ending June 30, 1998 to $6.3 million. This was primarily due to a $571,000 increase in interest income on consumer loans due to a $31.6 million increase in the average balance of these loans. Interest income on commercial loans increased $263,000 due to a $4.9 million increase in the average balance of these loans. Interest income on securities increased $773,000 to $3.3 million for the three months ended June 30, 1999 primarily due to a $69.3 million increase in average balances of investment securities.

Interest Expense. Interest expense increased $1.2 million, or 32.3%, from $3.8 million to $5.0 million for the three months ended June 30, 1998 and June 30, 1999, respectively. The increase in interest expense was primarily the result of an $82.4 million increase in the average balance of FHLB advances and other borrowings, which increased from $46.2 million at June 30, 1998 to $128.5 million at June 30, 1999. The increase in FHLB advances reflects management's decision to more heavily utilize FHLB advances to fund asset growth.
Contributing to this change was a $169,000 increase in interest expense on certificates of deposit, which was the result of a $24.8 million increase in the average balance of these accounts.

Provision for Loan Losses. The Bank's provision for loan losses for the three months ended June 30, 1999 was $149,000 compared to $292,000 for the three months ended June 30, 1998. The provision for loan losses increases the allowance for loan losses which is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Non-interest Income. Non-interest income increased $448,000 from $223,000 to $671,000, for the three months ended June 30, 1999. The increase in non-interest income was primarily due to an increase in gain on sale of loans from $14,000 to $246,000 for the three months ended June 30, 1999, primarily due to increased sales of mortgage loans in the current period. Insurance premium income increased $61,000 as a result of closings performed by the Company's title insurance subsidiary. Other income increased $56,000 due to increases in rental income, commission earned on consumer loan insurance, and cash surrender value of Directors' and Officers' life insurance policies. Contributing to these increases was a $43,000 increase in service charges and other fees resulting from increased customer activity on the various deposit and loan accounts.

Non-interest Expense. Total non-interest expense increased from $2.7 million for the three months ended June 30, 1998 to $3.4 million for the three months ended June 30, 1999. This increase was due primarily to an increase in compensation and employee benefits of $276,000, or 17.0%, for the three months ended June 30, 1999 primarily due to amortization of goodwill associated with branch and subsidiary acquisitions, the expenses associated with branch expansion, establishment of the employee stock award program, and an adjustment to the employee 401(K) plan. Other non-interest expense increased $175,000, or 41.5%, primarily due to amortization of goodwill associated with branch and subsidiary acquisitions, increased marketing efforts of deposit products, employee recruitment expense, supply expense, an increase in the provision for loss on REO, and additional tax expense associated with the corporation formed March 31, 1998. Professional fees increased $65,000, or 69.1%, due to increased legal and accounting fees associated with being a public company. Data processing expenses increased $57,000 or 79.2% due to increased depreciation expense relating to new teller and mainframe hardware and software.

Income Taxes. The Company had an income tax provision of $330,000 for the three months ended June 30, 1999, compared to a provision of $374,000 for the three months ended June 30, 1998 resulting in effective tax rates of 19.3%, and 27.4%, respectively. The change in income tax expense was attributable to increased tax-free security purchases, offset by the increase in income before taxes.

K. Comparison of Operating Results for the Nine Months ended June 30, 1999 and June 30, 1998.

General. For the nine months ended June 30, 1999, the Company reported net income of $3.4 million, compared to a $942,000 net loss for the same period in 1998. The loss at June 30, 1998 relates to the one-time $4.8 million non-recurring pre-tax ($3.1 million after-tax) expense relating to the funding of the Foundation in connection with the Conversion. The Company's core net earnings (earnings excluding the after-tax impact of the non-recurring contribution) were $2.2 million for the nine months ended June 30, 1998.

Interest Income. Total interest income increased $5.5 million, or 25.2%, from $22.0 million to $27.5 million for the nine months ended June 30, 1998 and June 30, 1999, respectively, primarily due to a $123.2 million, or 30.8%, increase in the average balance of interest earning assets, offset by a slight decrease in the weighted average yield on interest earning assets. This increase was primarily due to a $3.7 million, or 61.2%, increase in interest income on securities, to $9.7 million for the nine months ended June 30, 1999, primarily due to a $99.1 million increase in the average balance of such securities.

Interest income on loans also increased $1.9 million, or 11.7%, to $16.0 million for the nine months ended June 30, 1999, primarily due to the increase in interest income on consumer loans of $1.5 million, or 35.7%, to $5.7 million at June 30, 1999, due to a $25.7 million increase in the average balance of consumer loans from $66.0 million at June 30, 1998 to $91.7 million at June 30, 1999. This increase is a result of the purchase of home equity loans from another financial institution, increased marketing effort and competitive pricing of these loans. Interest income on commercial loans increased $540,000, or 47.9%, from $1.1 million at June 30, 1998 to $1.6 million at June 30, 1999.

Interest Expense. Interest expense increased $3.1 million, or 27.5%, from $11.2 million to $14.3 million for the nine months ended June 30, 1998 and June 30, 1999, respectively. The increase in interest expense was primarily the result of a $69.0 million increase in the average balance of FHLB advances, which increased from $42.3 million at June 30, 1998 to $111.4 million at June 30, 1999, offset by a slight decrease in the weighted average rate paid on such borrowings from 5.45% at June 30, 1998 to 5.20% at June 30, 1999. The increase in FHLB advances reflects management's decision to more heavily utilize FHLB advances to fund asset growth. This increase in interest expense was also due to an overall increase in interest expense on deposits primarily due to a $19.8 million, or 10.5%, rise in the average balance of certificate accounts.

Provision for Loan Losses. The Bank's provision for loan losses was $343,000 for the nine months ended June 30, 1999, compared to $779,000 for the nine months ended June 30, 1998. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Non-interest income. The Company experienced an $869,000 increase in non-interest income from $556,000 to $1.4 million for the nine months ended June 30, 1998 and June 30, 1999, respectively, due to the largest factor being a $265,000 increase in gain on sale of loans due to sales of mortgage loans to various government agencies. Other income increased $193,000 primarily due to increased rental income and an increase in the cash surrender value of Officers and Directors life insurance policies. Also contributing to this increase was a $184,000 increase in insurance premium income from closings performed by the Company's title insurance subsidiary. Service charges and fee income also increased $147,000 primarily due to increased customer activity on various deposit and loan accounts.

Non-interest expense. Total non-interest expense decreased from $12.2 million to $9.7 million for the nine months ended June 30, 1998 and June 30, 1999, respectively, due primarily to a one-time $4.8 million non-recurring expense relating to the funding of the Foundation in March 1998. This decrease was offset by an increase in salary and benefit expense of $1.2 million, or 26.8%, primarily due to the expense associated with branch expansion, establishment of the ESOP and stock award programs, and an adjustment to the employee 401K plan. Other non-interest expense increased $495,000, or 43.3%, primarily due to an increase in advertising and public relations, resulting from increased marketing efforts of loan and deposit products. Also contributing to the increase in other expense were increases in general operating expenses, the provision for REO, and tax expense associated with the corporation formed March 31, 1998, as well as amortization of goodwill associated with branch and subsidiary acquisitions. Professional fees increased $410,000 due to an increased amount of legal, audit and consulting fees associated with being a public company. Data processing increased $163,000 due to depreciation expense related to the installation of new teller and mainframe hardware and software.

Income taxes. The Company had income tax expense of $973,000 for the nine months ended June 30, 1999, compared to a benefit of $736,000 for the nine months ended June 30, 1998, resulting in an effective tax rate of 21.3% for the nine months ended June 30, 1999. The primary reason that the 1999 effective tax rate for the nine month period is substantially below the statutory tax rate is the level of tax-free income generated by the Company's tax free securities. The increase in income tax expense was attributable to the increase in income before taxes for the nine months ended June 30, 1999. The benefit for income taxes in the prior year relates to the net operating loss generated by the one-time charitable contribution to the Foundation.

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

         (B)   Reports on Form 8-K

               On April 20, 1999, the Company filed an 8-K to announce its earnings for the second quarter and to announce it had received approval to repurchase 5% of its outstanding shares. The press release announced the Company's earnings and the approval of the stock repurchase was filed by exhibit.

               On April 21, 1999, the Company filed an 8-K to announce the establishment of a dividend reinvestment plan and to declare a cash dividend. The press release announcing the Company's establishment of the dividend reinvestment plan and the declaration of a cash dividend were filed by exhibit.

               On April 26, 1999 the Company filed an 8-K to announce it had completed its repurchase of 5% of its outstanding shares. The press release announcing the completion of the stock repurchase was filed by exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  NORTHEAST PENNSYLVANIA
                                                  FINANCIAL CORP.


Date:     August 13, 1999                 By: /s/ E. Lee Beard
                                          E. Lee Beard
                                          President and Chief Executive Officer

Date:    August 13, 1999                  By: /s/ Patrick  J. Owens, Jr.
                                          Patrick  J. Owens, Jr.
                                          Chief Financial Officer and Treasurer

                                  Exhibit Index

27.0  Financial Data Schedule (submitted only with filing in electronic format)