Form 10-K405
period 1999-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 1999-12-29
CIK 1050996

FORM 10-K
                                  UNITED STATES
                       SECURlTIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]   ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

      For the fiscal year ended  September  30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  transition period from__________to__________
Commission File Number 1-13793

--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No ___

Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting and non-voting stock held by non affiliates of the registrant i.e., persons other than directors and executive officers of the registrant is $49.8 million and is based on the last sales price as quoted on the American Stock Exchange for December 20, 1999.

The number of shares of common stock outstanding as of December 20, 1999 was 5,716,983.

(1) Portions of the Annual Report to Shareholders for the year ended September 30, 1999 are incorporated by reference into Part I, Part II, Part III and
     Part IV of this Form 10-K.
(2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III of this Form 10-K.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                      Page
------                                                                      ----
Item 1       Business                                                       1-12
Item 2       Properties                                                    13-14
Item3        Legal Proceedings                                                14
Item 4       Submission of Matters to a Vote of Security Holders              14

Part II
-------
Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters                                              15
Item 6       Selected Financial Data                                          15
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        15
Item 7A      Quantitative and Qualitative Disclosures About Market Risk       15
Item 8       Financial Statements and Supplementary Data                      15
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         15
Part III
--------
Item 10      Directors and Executive Officers of the Registrant               16
Item 11      Executive Compensation                                           16
Item 12      Security Ownership of Certain Beneficial Owners and Management   16
Item 13      Certain Relationships and Related Transactions                   16

Part IV
-------
Item 14      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                   17-18
SIGNATURES                                                                    19

                                    Part I
Forward Looking Statements

     In addition to historical information, our 10-K may include certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, estimates and expectations of future performance based on current management expectations. Northeast Pennsylvania Financial Corp. (the "Company") actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulation of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, avoidance of any adverse effect as a result of the Year 2000 issue, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Item 1. Business

General

          The Company is a Delaware Corporation and is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Company's executive offices are located at 12 East Broad Street, Hazleton, Pennsylvania 18201.

          The Bank was organized in 1935 as a federally chartered savings and loan association. On March 31, 1998, the Bank's predecessor converted from a federally chartered savings and loan association to a federally chartered capital stock savings bank and changed its name to First Federal Bank (the "Conversion"). On March 31, 1998, the Company acquired the Bank as part of the Conversion. At September 30, 1999, the Company had total assets of $612.2 million, deposits of $376.0 million and stockholder's equity of $75.5 million.

           The Company's operations are conducted through the Bank. These operations have been and continue to be attracting retail deposits from the general public in the areas surrounding its 13 banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans, consumer loans, and multi-family and commercial loans. The Company currently originates, primarily for investment, adjustable-rate and shorter-term (15 years or less) fixed rate one- to four-family mortgage loans. Since the Company has a policy to limit its retention of newly originated longer-term, fixed-rate one- to four-family loans to 25% of total originations for a fiscal year, periodically the Company has had to limit its origination of such loans. The Company's policy is to resell in the secondary market of longer-term fixed-rate one- to four-family mortgage loans originated in excess of its retention limit. The Company also offers as nonconforming or subprime one- to four-family loans, a variety of consumer loans, including home equity loans, home equity lines of credit, direct and indirect automobile loans and education loans, and commercial loans. To a lesser extent, the Company also originates multi-family and commercial real estate loans and construction loans. The Company also invests in mortgage-related securities and investment securities, primarily U.S.government and agency and municipal obligations, and other permissible investments.

         The Company's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and other non-interest income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage related securities, FHLB advances and proceeds from the sale of loans.

Market Area and Competition

         The Company is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's lending and deposit gathering is concentrated in its market area consisting of Luzerne, Carbon, Columbia, Monroe, Montour and Schuylkill counties in Northeastern and Central Pennsylvania. The Company invests primarily in loans secured by first or second mortgages on properties located in areas surrounding its offices.

     The Company maintains its headquarters in Hazleton and five other banking offices in Luzerne County. The Company's six offices in Luzerne County, including Hazleton, accounted for $187.6 million or 49.9% of the Company's total deposits at September 30, 1999. Hazleton is situated approximately 100 miles from Philadelphia and New York City and approximately 50 miles from Allentown and the WilkesBarre/Scranton area. The Company also maintains two banking branch offices in Bloomsburg (Columbia County), one in Lehighton (Carbon County), one in Danville (Montour County), and one each in Frackville, Pottsville and Shenandoah (all in Schuylkill County). The Company also operates a loan production office in Pocono Pines in Monroe County.

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

         In addition, the Company recognizes that its customer base increasingly focuses on convenience and access to services. The Company has addressed these customer desires through the implementation of PC banking and voice response capabilities, a computerized loan origination and document system and the issuance of debit cards. The Company intends to continue to evaluate and enhance its service delivery system.

LENDING ACTIVITIES

         General. The information relating to the composition and maturity of the Bank's loan portfolio appears in "Loans" on pages 16 and 17 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

         Origination and Sale of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its branch and loan origination offices. All loans originated by the Bank are underwritten pursuant to the Bank's policies and procedures. For fiscal l999 and 1998, the Bank originated $180.9 million and $91.9 million in loans, respectively. The Bank originates both adjustable-rate and longer-term and shorter-term fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

         It currently is the policy of the Bank to retain for investment longer-term (greater than 15 years to maturity at date of origination) fixed-rate one- to four- family loans originated during a fiscal year only up to 25% of its total loan originations during that year. In addition, the Bank generally retains the adjustable rate and shorter-term (maturities of 15 years or less) fixed-rate loans originated. The Company has implemented a program to sell in the secondary market longer-term, fixed-rate one- to four-family loans which it could originate in excess of its retention policy for such loans.

         During fiscal years 1999 and 1998 the Bank originated or purchased $65.5 million and $19.8 million, respectively, of one- to four-family mortgage loans. In addition, during fiscal years 1999 and l998, the Bank originated $11.3 million and $12.0 million, respectively, of construction loans. Approximately 100% of such construction loans were for owner financing of single family properties, which, upon completion of the construction phase, generally would convert to permanent financing. Also, the Bank originated $6.2 million and $6.5 million, respectively, of multi-family and commercial real estate loans during fiscal l999 and l998.

         Also, during fiscal 1999 and 1998, respectively, the Bank originated or purchased $54.8 million and $48.0 million of consumer loans. These originations, during fiscal 1999 and 1998, consisted of $25.0 million and $26.7 million, respectively, of home equity loans, $3.5 million and $2.8 million, respectively, of home equity lines of credit, $21.5 million and $13.3 million, respectively, of direct and indirect automobile loans, $1.9 million and $1.7 million, respectively, of education loans, and $2.9 million and $3.5 million, respectively, of other consumer loans.

         In  addition,  during  fiscal  l999  and  1998  respectively,  the Bank
originated   $43.1  million  and  $5.6  million  of  commercial   loans.   These
originations consisted primarily of commercial business and municipal loans.

The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:



                                                                       For the Fiscal Years Ended September 30,
                                                                       ----------------------------------------
                                                                                    (In Thousands)
                                                               1999                       1998                       1997
                                                               ----                       ----                       ----
Loans at beginning of period                               $290,564                     $268,972                  $250,142
Originations or Purchases:
Real estate:
One- to four-family                                          65,456                       19,790                     17,698
Multi-family and commercial                                   6,190                        6,513                      2,055
Construction                                                 11,334                       11,965                     14,151
                                                             ------                       ------                     ------
  Total real estate loans                                    82,980                       38,268                     33,904
                                                             ------                       ------                     ------

Consumer:
Home equity loans and lines of credit                        28,457                       29,512                     16,710
Automobile                                                   21,527                       13,274                      8,912
Education                                                     1,929                        1,743                      1,658
Unsecured lines of credit                                       507                          741                        837
Other                                                         2,351                        2,761                      2,671
                                                              -----                        -----                      -----
  Total consumer loans                                       54,771                       48,031                     30,788
Commercial                                                   43,138                        5,602                      7,426
                                                             ------                        -----                      -----
  Total loans orginated                                     180,889                       91,901                     72,118
                                                            -------                       ------                     ------

Deduct:
Principal loan repayments and prepayments                    94,508                       65,727                     56,032
Loan sales                                                    8,219                        8,365                      1,789
Transfers to REO                                                251                          222                        201
                                                                ---                          ---                        ---
Sub-total                                                   102,978                       74,314                     58,022
                                                            -------                       ------                     ------
Net loan activity                                            77,911                       17,587                     14,096
                                                             ------                       ------                     ------
Loans at end of period (1)                                 $368,475                     $286,559                   $264,238
                                                           ========                     ========                   ========


(1) Loans at end of period include loans in process of $4,324, $4,005 and $4,734 for fiscal years l999, 1998 and 1997, respectively.


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

         Most one- to four-family mortgage loans are underwritten according to Fannie Mae and Freddie Mac guidelines. Recently, the Bank began offering one- to four-family mortgage loans to borrowers whose credit does not fully meet established Fannie Mae or Freddie Mac standards, for example, income to debt ratios for the borrower ("subprime loans"). Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

         Multi-Family and Real Estate Lending. The Bank originates fixed-rate and adjustable- rate multi-family and commercial real estate loans that generally are secured by properties used for business purposes or a combination of residential and retail purposes.

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

         Consumer Lending. The Bank offers consumer loans which include home equity loans, home equity lines of credit, direct and indirect automobile loans, education loans and other consumer loans. The Bank's home equity loans are generated primarily through the Bank's retail offices. The Bank generally offers home equity loans with a term of 180 months or less. The Bank also offers home equity lines of credit with terms up to 20 years, the last 10 years of which require full amortization of the principal balance. The maximum loan amount for both home equity loans and home equity lines of credit, is subject to a combined loans-to-value ratio of 80%. Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than first lien residential mortgage loans; however nationally, consumer loans have historically tended to have a higher rate of default.

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

         Commercial business loans generally involve higher credit risks than loans secured by real estate. Unlike mortgage loans, which generally are made on the basis of the borrowers ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

         Non-Performing Assets, Impaired Loans, Real Estate Owned and Allowance for Loan Losses. The information relating to the Bank's non-performing assets, impaired loans, real estate owned and allowance for loan losses appears on pages 17, 18 and 19 of the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Investment Activities

     The above captioned information appears in "Investment Activities" in the Registrant's 1999 Annual Report to Shareholders on pages 15 and 16 and is incorporated herein by reference.

Source of Funds

         Information relating generally to the Bank's source of funds and a description of the Bank's deposits appears under "Sources of Funds" in the Registrant's 1999 Annual Report to Shareholders on pages 19 and 20 and is incorporated herein by reference.

         Borrowings. The Bank utilizes advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. See "Regulation-Federal Home Loan Bank System." At September 30, l999, the Bank had $156.0 million in outstanding FHLB advances, compared to $106.5 million at September 30, 1998. Other borrowings consist of overnight retail repurchase agreements and for the periods presented were immaterial.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:


                                                                               At or For the Fiscal Years Ended September 30,
                                                                               ----------------------------------------------
                                                                              1999                  1998                  1997
                                                                              ----                  ----                  ----
                                                                                            (Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding                                                  $120,600               $52,531              $27,294
Maximum amount outstanding at any month-end
   during the period                                                          156,504               107,323               42,191
Balance outstanding at end of period                                          156,504               107,323               23,608
Weighted average interest rate during the period                                5.23%                 5.43%                5.48%
Weighted average interest rate at end of period                                 5.34%                 5.31%                5.50%



Subsidiary Activities

     The Company has three wholly-owned subsidiaries: the Bank, incorporated under the laws of the United States, Abstractors, Inc., and Northeast Pennsylvania Trust Co. incorporated under Pennsylvania law. FIDACO, Inc. is an inactive subsidiary of First Federal Bank with the only major asset being an investment by FIDACO, Inc. in Hazleton Community Development Corporation. Abstractors, Inc. is a title insurance agency with total assets of $547,000 at September 30, l999. Northeast Pennsylvania Trust Co., offers trust estate and asset management services and products and has total assets of $938,000 at September 30, 1999. At September 30,1999 total assets of FIDACO, Inc were $30,000.

Personnel

         As of September 30, 1999, the Company had 160 full-time and 24 authorized part-time employees, none of whom were covered by a collective bargaining agreement. Management believes that the Company has good relations with its employees and there are no pending or threatened labor disputes with its employees.

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

Federal Savings Institution and Regulations

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

     Loans-to-One-Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1999, the Bank's general limit on loans-to-one borrower was $8.8 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lending ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of September 30, 1999 the Bank maintained 71.15% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. A Tier I institution exceeded all capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it needs more than normal supervision. A Tier I institution could, after first giving notice to but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of 100% of its net earnings to date during the calendar year plus the amount that would have reduced by one-half the excess capital over its capital requirements at the beginning of the calendar year, or 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval.

         Effective April 1, 1999, the OTS' capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by regulation if the OTS determines that the distribution would be unsafe or unsound practice.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the year ended September 30, 1999 was 8.67%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended September 30, 1999 totaled $102,000.

         Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by the federal savings associations.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio for institutions receiving the highest examination rates (4% for others) and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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


Prompt Corrective Regulatory Action

Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

         The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980's by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1998, Financing Corporation payments for Savings Association Insurance Fund members approximated 600 basis points, while Bank Insurance Fund members paid 1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged. The Bank's assessment rate for the years ended September 30, 1999, 1998 and 1997 was .059%,
 .058% and .064% of assessable deposits.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, l999, of $ 7.8 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 1999, the Bank had $156.0 million in FHLB advances.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1999, 1998 and 1997 dividends from the FHLB to the Bank amounted to approximately $411,000, $190,000 and $127,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLB's will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

     As a unitary savings and loan holding company, the Company is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Legislation enacted in 1999 imposes limitations upon the activities of unitary savings and loan holding companies. Under the legislation, such holding companies are restricted to activities permitted by a "financial holding company," including insurance and investment banking, and activities permitted by multiple holding companies as discussed above. General commercial activities are not permissible. Unitary savings and loan holding companies in existence prior to May 1999, such as the Company, are grandfathered. However, the grandfather would not apply to any company that acquired the Company.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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


FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a September 30 fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. Neither the Company nor the Bank has been audited by the IRS in the past five years.

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

         In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank had previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years that began after December 31, 1995, the Bank's bad debt deduction was equal to net charge-offs. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans were included and the institution could have elected to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve recapture, it had to begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves were not subject to recapture as long as the institution continued to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continued to be subject to a provision of present law referred to below that required recapture in the case of certain excess distributions to shareholders.

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

         Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

State and Local Taxation

         The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 1999 is 11.99% and is imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula. The Company is also required to file an annual report with and pay an annual Franchise tax to the State of Delaware.

         The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principals ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. Neither the Company nor the Bank has been audited by the Commonwealth of Pennsylvania in the last five years.



Additional Item.                                   Executive Officers of the Registrant
----------------                                   ------------------------------------

                  The following table sets forth information regarding the executive officers of the Company and the Bank who are not directors.

Name                                            Age as of 9/30/99                                   Position
----                                            -----------------                                   --------
Thomas C. Blass                                        54                                 Senior Vice President and Trust Officer
                                                                                          of the Trust Company since June 1999.
                                                                                          Trust Officer or financial institution in
                                                                                          Bloomsburg, PA prior to current position.

Bernard M. Miskin                                      48                                 Senior Vice President, Operations
                                                                                          Division of the Bank since 1995.

Joseph K. Osiecki                                      61                                 Senior Vice President, Corporate Retail
                                                                                          Division since 1999, Loan Division since
                                                                                          1993.


Patrick J. Owens, Jr.                                  56                                 Senior Vice President, Chief Financial
                                                                                          Officer of the Bank since 1993 and
                                                                                          Treasurer of the Company since 1998.


Item 2. Properties

          The Company currently conducts its business through 13 full service banking offices located in Luzerne, Carbon, Columbia, Montour and Schuylkill counties, and one loan origination office in Monroe County in Northeast Pennsylvania. Abstractors, Inc. and Northeast Pennsylvania Trust Co. conduct their business from the downtown Hazleton area. The following table sets forth the Company's offices as of September 30, 1999.


                                                                               Net Book Value
                                                                               of Property or
                                                                                 Leasehold
                                          Original Year                         Improvements     Total Deposits
                           Leased or        Leased or        Date of Lease      at September      at September
Location                      Owned         Acquired          Expiration          30, 1999          30, 1999
--------                      -----         --------          ----------          --------          --------

                                                         (Dollars In Thousands)

Administrative/Home
Office:

12 E. Broad Street
Hazleton, PA 18201             Owned          1947                  -              $3,263            $100,184

2 E. Broad Street
Hazleton, PA 18201            Leased          1992           month-to-month             -                   -

Branch Offices:

Bloomsburg Office:
17 E. Main Street
Bloomsburg, PA 17815           Owned          1963                  -                 455              26,116

Shenandoah Office:
5-7 E. Main Street
Shenandoah, PA 17976           Owned          1968                  -                 412              48,760

Pottsville Office:
111 E. Norweigan Street
Pottsville, PA 17901           Owned          1968                  -                 601              28,738

Lehighton Office:
111 N. First Street
Lehighton, PA 18235            Owned          1977                  -                 127              30,621

Laurel Mall Office:
240 Laurel Mall
Hazleton, PA 18201            Leased          1994               2003                 214              59,958

Schuylkill Mall Office:
611 Schuylkill Mall
Frackville, PA 17976          Leased          1978               2001                  36              22,737

Gould's IGA Office:
Route 93
Sugarloaf, PA 18249           Leased          1995               2000                  30              11,937

Mountaintop Office:
360 S. Mountain Boulevard
Mountaintop, PA 18707          Owned          1997                  -                 823              14,984








Scott Township Office:
PO Box 518
2691 New Berwick Highway
Bloomsburg, PA 17815           Owned          1998                  -               1,037              15,547

Freeland Branch:
402 Front Street
Freeland, PA  18224           Leased          1999               2003                  54                  61

Back Mountain Branch:
154 N. Memorial Highway
Shavertown, PA  18708         Leased          1999               2000                  30                 484

Danville Branch:
1519 Bloom Road
Danville, PA  17821            Owned          1999                  -                 654              15,856

Loan Production
Origination Office:
Pocono L.P.O. Office
P.O. Box 1092
Pocono Pines, PA 18350        Leased          1997          month-to-month              -                   -

Title Insurance Agency:
Abstractors, Inc.
101 S. Church Street
Hazleton, PA  18201           Leased          1998               2001                  19                 N/A

Trust Company:
Northeast Pennsylvania Trust Co.
Hazleton Center
2 E. Broad Street
Hazleton, PA  18201           Leased          1999               2004                  26                 N/A




      Item 3.Legal Proceedings

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believe by management to be immaterial to the Company's financial condition or results of operation.

      Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

         Information relating to the market for Registrant's common equity and related shareholder matters appears under "Market for Registrant's Common Equity and Related Shareholder Matters" in the Registrant's l999 Annual Report to Shareholders on page 22 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant's common stock appears under "Regulation and Supervision."

Item 6. Selected Financial Data

         The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1999 Annual Report to Shareholders on page 8 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's l999 Annual Report to Shareholders on pages 9 through 22 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

         The above-captioned information appears under the heading "Management of Interest Rate Risk and Market Risk Analysis" in the Registrant's 1999 Annual Report to Shareholders on pages 9 through 11 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

         The Consolidated Financial Statements of Northeast Pennsylvania Financial Corp. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Registrant's 1999 Annual Report to Shareholders on pages 23 through 46 and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2000 at pages 5 and 6.

Item 11. Executive Compensation

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2000 at pages 8 through 16.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2000 at pages 3 and 4.

Item 13. Certain Relationships and Related Transactions

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2000 at page 17.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report

  (1)Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to
     Shareholders:

             Consolidated Statements of Financial Condition
               as of September 30, 1999 and 1998..............................23
             Consolidated Statements of Operations
               For the Years Ended September 30, 1999, 1998 and 1997..........24
             Consolidated Statements of Comprehensive Income
               For the Years Ended September 30, 1999, 1998, and
             1997.............................................................25
             Consolidated Statements of Changes in Equity
               For the Years Ended September 30, 1999, 1998 and 1997..........26
             Consolidated Statements of Cash Flows
               For the Years Ended September 30, 1999, 1998 and 1997.......27-28
             Notes to Consolidated Financial Statements....................29-43
             Independent Auditor's Report........................,............46

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

   (a) The following exhibits are filed as part of this report.

       3.1   Certificate of Incorporation of Northeast Pennsylvania Financial
             Corp.*
       3.2   Bylaws of Northeast Pennsylvania Financial Corp.*
       4.0   Form of Stock Certificate of Northeast Pennsylvania Financial
             Corp.*
       10.1 Employment Agreement between Northeast Pennsylvania Financial Corp. and E. Lee Beard**
       10.2 Employment Agreement between Northeast Pennsylvania Financial Corp. and Thomas L. Kennedy**
       10.3 Employment  Agreement  between First Federal Bank and E. Lee Beard**
       10.4 Employment Agreement between First Federal Bank and Thomas L. Kennedy**
       10.5 Change in Control Agreement between Northeast Pennsylvania Financial Corp. and Patrick J. Owens, Jr.**
       10.6  Change in Control Agreement between First Federal Bank and Patrick
             J. Owens, Jr.**
       10.7  Change in Control Agreement between First Federal Bank and Bernard
             M. Miskin**
       10.8  Change in Control Agreement between First Federal Bank and Joseph
             K. Osiecki**
       10.9 Form of First Federal Bank Supplemental  Executive  Retirement Plan*
       10.10 Form of First Federal Bank Employee  Severance  Compensation  Plan*
       10.11 Form of First Federal Bank Management Supplemental Executive Retirement Plan*
       10.12 Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan***
       11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)
       13.0  1999 Annual Report to Shareholders

       21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiaries"
       23.0  Consent of KPMG LLP
       27.0  Financial Data Schedule


       * Incorporated herein by reference into this document from the Exhibits to the Form S- 1 Registration Statement, and any amendments thereto, Registration No. 333-43281

      ** Incorporated herein by reference into this document the Exhibits to the Company's Form 10-K for the year ended September 30, 1998.

     *** Incorporated  herein by  reference  into this  document  from the Proxy
         Statement for the 1998 Special Meeting of Shareholders dated September 9, 1998

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Pennsylvania Financial Corp.

By /s/ _______________________________            December 28, 1999

E. Lee Beard
President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ E. Lee Beard                                  December 28, 1999
-------------------------------
E. Lee Beard
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Paul Conard                                   December 28, 1999
-------------------------------
Paul Conard
Director

/s/ Dr. William R. Davidson                       December 28, 1999
-------------------------------
Dr. William R. Davidson
Director

/s/ Barbara Ecker                                 December 28, 1999
-------------------------------
Barbara Ecker
Director

/s/ R. Peter Haentjens, Jr.                       December 28, 1999
-------------------------------
R. Peter Haentjens, Jr.
Director

/s/ Atty. Thomas L. Kennedy                       December 28, 1999
-------------------------------
Atty. Thomas L. Kennedy
Chairman of the Board

/s/ Honorable John P. Lavelle                     December 28, 1999
-------------------------------
Honorable John P. Lavelle
Director

/s/ Michael J. Leib                               December 28, 1999
-------------------------------
Michael J. Leib
Director

/s/ William J. Spear                              December 28, 1999
-------------------------------
William J. Spear
Director

/s/ Patrick J. Owens, Jr.                         December 28, 1999
-------------------------------
Patrick J. Owens, Jr.
Treasurer
(Principal Accounting and Financial Officer)