Form 10-Q
period 1999-12-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2000-02-10
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                       Commission File Number 1-13793

                    NORTHEAST PENNSYLVANIA FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                             06-1504091
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)


12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                                 18201
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                            (570) 459-3700
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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
                          Yes     X       No   __
                          ---------       -------

                   APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Registrant had 5,536,149 shares of Common Stock outstanding as of February 7, 2000.

                                TABLE OF CONTENTS

Item
No.
                                                                          Page
                                                                          Number
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         December 31, 1999 (unaudited) and September 30, 1999................. 1

         Consolidated Statements of Operations for the Three Months Ended
         December 31, 1999 and 1998 (unaudited)............................... 2

         Consolidated Statement of Comprehensive Income for the Three Months
         Ended December 31, 1999 and 1998 (unaudited)......................... 3

         Consolidated Statements of Changes in Equity for the Years Ended September 30, 1999, 1998 and 1997 and the Three Months Ended
         December 31, 1999 (unaudited)........................................ 4

         Consolidated Statements of Cash Flows for the Three Months Ended
         December 31, 1999 and 1998(unaudited)................................ 5

         Notes to Consolidated Financial Statements (unaudited)............... 7


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................12

Item 3   Quantitative and Qualitative Disclosures about Market Risk...........16

Part II - OTHER INFORMATION

1        Legal Proceedings....................................................17

2        Changes in Securities and Use of Proceeds............................17

3        Defaults Upon Senior Securities......................................17

4        Submission of Matters to a Vote of Security Holders..................17

5        Other Information....................................................17

6        Exhibits and Reports on Form 8 - K................................17-18

Signatures


                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
              December 31, 1999 (unaudited) and September 30, 1999
                               (in thousands)

                                                                          December 31,       September 30,
                                                                              1999               1999
                                                                              ----               ----
                               Assets                                      (unaudited)
Cash and cash equivalents                                                       $ 3,283          $ 4,177
Securities available-for-sale                                                   193,937          189,835
Securities held-to-maturity (estimated fair value of $27,455 at
    December 1999 and $28,315 in September 1999)                                 30,330           30,332
Loans (less allowance for loan losses of $3,092 for December 1999
    and $2,924 for September 1999)                                              382,947          364,190
Accrued interest receivable                                                       5,219            4,769
Assets acquired through foreclosure                                                 217               98
Property and equipment, net                                                       9,661            9,868
Other assets                                                                     10,058            8,956
                                                                                 ------            -----
     Total assets                                                             $ 635,652        $ 612,225
                                                                              =========        =========

                       Liabilities and Equity

Deposits                                                                      $ 375,158        $ 375,983
Federal Home Loan Bank advances                                                 182,975          155,980
Other borrowings                                                                    524              524
Advances from borrowers for taxes and insurance                                     875            1,040
Accrued interest payable                                                          1,399            1,317
Other liabilities                                                                 1,828            1,905
                                                                                  -----            -----

     Total liabilities                                                        $ 562,759        $ 536,749
                                                                              ---------        ---------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                    -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       62,191           62,119
Common stock acquired by stock benefit plans                                    (6,780)          (7,066)
Retained earnings - substantially restricted                                     31,616           30,818
Accumulated other comprehensive loss                                            (5,185)          (2,874)
Treasury stock, at cost (769,567 shares)                                        (9,013)          (7,585)
                                                                                -------          -------

     Total equity                                                              $ 72,893          $75,476
                                                                               --------          -------

            Total liabilities and equity                                       $635,652        $ 612,225
                                                                               ========        =========




                                     Northeast Pennsylvania Financial Corp.
                                     Consolidated Statements of Operations
                         For the Three Months Ended December 31, 1999 and 1998 (unaudited)
                                                  (in thousands)

                                                                              For the Three months ended
                                                                                      December 31,
Interest Income:                                                                1999               1998
                                                                                ----               ----
                                                                                        (unaudited)
  Loans                                                                        $7,290             $5,742
  Mortgage-related securities                                                     914              1,205
  Investment securities:
    Taxable                                                                     1,648              1,364
    Non-taxable                                                                   877                657
                                                                                  ---                ---
    Total interest income                                                      10,729              8,968

Interest Expense:
  Deposits                                                                      3,765              3,317
  Federal Home Loan Bank advances and other                                     2,239              1,319
                                                                                -----              -----
                                                                                6,004              4,636
     Total interest expense

Net interest income                                                             4,725              4,332

Provision for loan losses                                                         205                 47
                                                                                  ---                 --

Net interest income after provision for loan losses                             4,520              4,285

Non-interest Income:
  Service charges and other fees                                                  315                217
   Other income                                                                   173                 85
   Insurance premium income                                                        58                 45
   Gain (loss) on sale of:
     Real estate owned                                                           (40)               (16)
     Loans                                                                          9                 19
     Available-for-sale securities                                               (14)                 34
                                                                                 ----                 --
      Total non-interest income                                                   501                384

Non-interest Expense:
  Salaries and net employee benefits                                            1,967              1,718
  Occupancy costs                                                                 469                419
  Data processing                                                                 122                125
  Professional fees                                                               158                223
  Federal Home Loan Bank service charges                                          165                101
  Other                                                                           831                518
                                                                                  ---                ---

     Total non-interest expense                                                 3,712              3,104

Income before income taxes                                                      1,309              1,565

Income taxes                                                                      163                387
                                                                                  ---                ---

Net income                                                                    $ 1,146            $ 1,178
                                                                              =======            =======

Earnings per share - basic                                                    $ 0.22               $0.20
                                                                              ======               =====
Earnings per share - diluted                                                  $ 0.22               $0.19
                                                                              ======               =====



                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statement of Comprehensive Income
          For the Three Months Ended December 31, 1999 and 1998 (unaudited)
                     (in thousands, except per share data)

                                                                               For the Three Months Ended
                                                                                     December 31,
                                                                                 1999               1998
                                                                                 ----               ----
                                                                                      (unaudited)
Net Income                                                                    $ 1,146            $ 1,178
                                                                              =======            =======

Other comprehensive loss, net of tax
    Unrealized losses on securities:
    Unrealized holding losses arising during the period                    $ (2,320)             $ (326)
    Less:  Reclassification adjustment for gains included in net
      income                                                                     (9)                  22
                                                                                 ---                  --
Other comprehensive loss                                                   $ (2,311)             $ (304)
Comprehensive income (loss)                                                $ (1,165)               $ 874
                                                                           =========               =====






                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
            For the Three Years Ended September 30, 1999,1998 and 1997
              and the Three Months Ended December 31, 1999 (unaudited)
                                (in thousands)


                                                                   Common Stock                 Accumulated
                                                       Additional   Acquired by                    Other
                                             Common     Paid In    stock benefit   Retained    Comprehensive     Treasury     Total
                                             Stock      Capital       plans        Earnings     income(loss)      Stock       Equity
                                             -----      -------       -----        --------     ------------      -----       ------


Balance September 30, 1996                   $    -     $     -      $      -      $ 25,874       $     253      $     -    $ 26,127

Net changes in gains (losses) on
  securities available for sale, net of tax                                                           1,030                    1,030
Net Income                                                                            1,381                                    1,381
                                             ------     -------      --------      --------       ---------      -------    --------
Balance September 30, 1997                   $    -     $     -      $      -      $ 27,255       $   1,283      $     -    $ 28,538

Issuance of Common Stock ($.01 par value;
     16,000,000 authorized shares;
     6,427,350 shares issued)                    64                                                                               64
Additional paid-in Capital                               61,959                                                               61,959
Unearned Employee Stock Ownership
     Plan (ESOP) shares                                               (5,142)                                                (5,142)
ESOP shares committed to be released                        124           343                                                    467
Net changes in gains (losses) on
     securities available for sale, net of tax                                                        1,595                    1,595
Net loss                                                                               (47)                                     (47)
                                             ------     -------      --------      --------       ---------      -------    --------
Balance September 30, 1998                   $   64     $62,083      $ (4,799)     $ 27,208       $   2,878      $     -    $ 87,434

Unearned stock awards                                                  (3,312)                                               (3,312)
ESOP shares committed to be released                         77            557                                                   634
Stock awards                                               (41)            488                                                   447
Net changes in gains (losses) on
securities available for sale, net of tax                                                           (5,752)                  (5,752)
Treasury stock at cost, (626,667 shares)                                                                          (7,585)    (7,585)
Cash dividend paid                                                                    (955)                                    (955)
Net income                                                                            4,565                                    4,565
                                             ------     -------      --------      --------       ---------      --------   --------
Balance September 30, 1999                   $   64     $62,119      $(7,066)      $ 30,818       $ (2,874)      $(7,585)   $ 75,476

ESOP shares committed to be released                         85           128                                                    213
Stock awards                                               (13)           158                                                    145
Net changes in gains (losses) on
securities available-for-sale, net of tax                                                           (2,311)                  (2,311)
Treasury stock at cost, (142,900 shares)                                                                          (1,428)    (1,428)
Cash dividend paid                                                                    (348)                                    (348)
Net income                                                                            1,146                                    1,146
                                             ------     -------      --------      --------       ---------      --------   --------
Balance, December 31, 1999                   $   64     $62,191      $(6,780)      $ 31,616       $ (5,185)      $(9,013)   $ 72,893
                                             ======     =======      ========      ========       =========      ========   ========


                     Northeast Pennsylvania Financial Corp.
                     Consolidated Statement of Cash Flows
         For the Three Months Ended December 31, 1999 and 1998 (unaudited)
                                (in thousands)

                                                                                          For the Three Months Ended
                                                                                                 December 31,
                                                                                             1999           1998
                                                                                             ----           ----
Operating Activities:                                                                            (unaudited)
Net Income                                                                                $ 1,146          $ 1,178
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for REO loss                                                                       10                3
  Provision for loan losses                                                                   205               47
  Depreciation                                                                                275              198
  Deferred income tax provision                                                               584              142
  ESOP expense                                                                                213                -
  Stock award expense                                                                         145              203
  Amortization and accretion on:
     Held-to-maturity securities                                                                -               17
     Available-for-sale securities                                                             19               90
  Amortization of deferred loan fees                                                         (65)            (116)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                       40               16
     Loans                                                                                    (9)             (19)
     Available-for-sale securities                                                             14             (34)
  Changes in assets and liabilities:
    (Increase) decrease in accrued interest receivable                                      (450)              283
    Increase in other assets                                                                (234)            (110)
    Increase (decrease) in accrued interest payable                                            82            (202)
    Decrease in accrued income taxes payable                                                (519)            (215)
    Increase in other liabilities                                                             442              558
                                                                                              ---              ---

      Net cash provided by operating activities                                            $1,898           $2,039

Investing Activities:
Net increase in loans                                                                   $(19,732)         $(5,053)
Proceeds from sale of:
  Available-for-sale securities                                                             1,048            1,305
  Assets acquired through foreclosure                                                          22              102
  Loans                                                                                       653            3,525
Proceeds from repayments of held-to-maturity securities                                         2           15,953
Proceeds from repayments of available-for-sale securities                                   2,061           28,612
Purchase of:
  Held-to-maturity securities                                                                   -          (9,564)
  Available-for-sale securities                                                           (9,557)         (29,836)
  Office properties and equipment                                                            (68)            (332)
  Federal Home Loan Bank stock                                                            (1,450)            (275)
                                                                                          -------            -----

Net cash provided by (used in) investing activities                                     $(27,021)           $4,437

Financing Activities:
  Net decrease in deposit accounts                                                         $(825)         $(2,827)
  Net increase (decrease) in Federal Home Loan Bank short-term advances                  (13,000)            5,500
  Borrowings of Federal Home Loan Bank long-term advances                                  40,000                -
  Repayments of Federal Home Loan Bank long-term advances                                     (5)              (4)
  Net increase (decrease) in advances from borrowers for taxes and insurance                (165)              520


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
       For the Three Months Ended December 31, 1999 and 1998 (unaudited)
                                (in thousands)

                                                                                           For the Three Months
                                                                                            Ended December 31,

                                                                                             1999        1998
                                                                                             ----        ----
                                                                                               (unaudited)
     Net decrease in other borrowings                                                           -           (307)
     Purchase of common stock for stock incentive plan                                          -         (3,312)
     Purchase of treasury stock                                                           (1,428)               -
     Cash dividend on common stock                                                          (348)               -
                                                                                            -----               -

     Net cash provided by (used in) financing activities                                  $24,229          $(430)

Increase (decrease) in cash and cash equivalents                                            (894)           6,046

Cash and cash equivalents, beginning of year                                                4,177           3,053
                                                                                            -----           -----

Cash and cash equivalents, end of year                                                     $3,283          $9,099
                                                                                           ======          ======

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                                              $5,922          $4,838
                                                                                           ======          ======
     Income taxes                                                                             $97            $476
                                                                                              ===            ====
Supplemental disclosure - non-cash and financing information:
  Transfer from loans to real estate owned                                                   $191             $58
                                                                                             ====             ===
  Net change in unrealized losses on securities
   available-for-sale, net of tax                                                        $(2,311)          $(304)
                                                                                         ========          ======


Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Financial Statements Presentation

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 1999. The results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

         Business

         Northeast Pennsylvania Financial Corp. (the "Company") is the holding company for First Federal Bank. The Company's principal subsidiary, First Federal Bank, serves Northeastern and Central Pennsylvania through thirteen full service office locations and a loan production office. The Bank provides a wide range of banking services to individual and corporate customers. The Company and the Bank are subject to competition from other financial institutions and other companies that provide financial services. The Company and the Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

         Principles of Consolidation and Presentation

         The accompanying financial statements of the Company include the accounts of First Federal Bank , Abstractors , Inc. , Northeast Pennsylvania Trust Co. and FIDACO, Inc.. First Federal Bank, Northeast Pennsylvania Trust Co., and Abstractors, Inc. , are wholly - owned subsidiaries of Northeast Pennsylvania Financial Corp.Abstractors, Inc. is a title insurance agency. Northeast Pennsylvania Trust Co. offers trust, estate and asset management services and products. All material inter - company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation. FIDACO, Inc. is an inactive subsidiary of First Federal Bank and its only major asset is an investment in Hazleton Community Development Corporation.

         Earnings per Share

         Earnings per share (EPS), basic and diluted, were $0.22 and $0.22, respectively, for the three months ended December 31, 1999 compared to $0.20 and $0.19, respectively, for the three months ended December 31, 1998.

         The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.


                                                                      Three months ended
                                                                          December 31,
                                                                      1999           1998
                                                                      ----           ----
                                                                          (unaudited)
                                                           (Dollars in thousands, except per share data)
      Basic:

       Net Income                                                   $1,146           $1,178
                                                                    ======           ======

       Weighted average shares issued                            5,656,068(1)     5,826,532(1)
       Less:  Weighted Treasury shares                           (652,972)                -
       Plus:  ESOP shares released
          or committed to be released                               96,411           42,849
                                                                    ------           ------
                                                                 5,099,507        5,869,381

       Earnings per share  - basic                                   $0.22            $0.20
                                                                     =====            =====


                                                                      Three months ended
                                                                          December 31,
                                                                      1999             1998
                                                                      ----             ----
                                                                          (unaudited)
                                                        (Dollars in thousands, except per share data)

        Diluted:

        Net Income                                                   $1,146          $1,178
                                                                     ======          ======

        Basic weighted shares outstanding                         5,099,507       5,869,381
        Dilutive Instruments:
          Dilutive effect of outstanding stock options                    -           2,573
          Dilutive effect of stock awards                           193,466         174,821
                                                                    -------         -------
                                                                  5,292,973       6,046,775

        Earnings per share - diluted                                  $0.22           $0.19
                                                                      =====           =====


         (1)Weighted average shares is net of ESOP shares and average weighted shares purchased for stock awards of 514,188 and 257,094 at December 31, 1999 and 514,188 and 86,630 at December 31, 1998, respectively


2.       Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended in July 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This

         Statement "as amended" becomes effective for fiscal years beginning after December 15, 1999. Earlier adoption is permitted. The Company adopted SFAS 133, prior to the issuance of SFAS 137, in its fourth fiscal quarter of 1998, including its provision for the potential reclassification of investments, resulting in a $56.2 million transfer of securities from held to maturity to available for sale and an increase of $597,000 of unrealized gains, net of taxes, on securities available for sale. The adoption of this Statement did not affect operating results of the Company.

         3.       Conversion to Stock Form of Ownership

         The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on December 16, 1997. On March 31, 1998, the Company issued 6,427,350 shares, par value $.01 per share (the "Common Stock"), including 514,188 shares to the Bank's Employee Stock Ownership Plan and related trust ("ESOP") and a contribution of 476,100 shares of Common Stock to The First Federal Charitable Foundation (the "Foundation"). The Conversion resulted in net proceeds of $52.1 million, after expenses of $2.2 million.

         The Bank established a liquidation account at the time of the Conversion in an amount equal to the equity of the Bank as of the date of its latest balance sheet date, September 30, 1997, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The amount of the liquidation account decreases to the extent the balances of eligible deposits decrease. The liquidation account approximated $10.7 million at September 30, 1999.

         The  Company may not  declare  nor pay  dividends  on its stock if such
         declaration   and  payment  would   violate   statutory  or  regulatory
         requirements.

         In addition to the 16,000,000 authorized shares of Common Stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 1999, there were no shares of Preferred Stock issued.


4.      Loans

        Loans are summarized as follows:                            December 31,          September 30,
                                                                        1999                  1999
                                                                        ----                  ----
                                                                    (unaudited)
                                                                           (Dollars in thousands)
        Real Estate loans:
          One-to four-family                                          $209,791               $196,885
          Multiple family and commercial                                32,691                 31,497
          Construction                                                   3,632                  3,983
                                                                         -----                  -----
        Total real estate loans                                        246,114                232,365
                                                                       -------                -------

        Consumer Loans:
          Home equity loans and lines of credit                         70,981                 70,118
          Automobile                                                    37,623                 34,619
          Education                                                      3,008                  2,796
          Unsecured lines of credit                                      1,816                  1,744
          Other                                                          5,583                  5,571
                                                                         -----                  -----
        Total consumer loans                                           119,011                114,848
                                                                       -------                -------
        Commercial loans                                                22,340                 21,262
                                                                        ------                 ------
        Total loans                                                    387,465                368,475
                                                                       -------                -------
          Less:
             Allowance for loan losses                                 (3,092)               (2,924)
             Deferred loan origination fees                            (1,426)               (1,361)
                                                                       -------               -------
        Total loans, net                                              $382,947               $364,190
                                                                      ========               ========

         Allowance for loan losses is summarized as follows (in thousands):
                                                 For the three                                            For the three
                                                 months ended              For the year ended             months ended
                                               December 31, 1999           September 30, 1999           December 31, 1998
                                               -----------------           ------------------           -----------------
                                                  (unaudited)                                              (unaudited)
         Balance, beginning of period                $2,924                      $2,273                       $2,273
         Charge-offs                                   (38)                       (101)                         (35)
         Recoveries                                       1                           5                            1
         Provision for loan losses                      205                         747                           47
                                                        ---                         ---                           --
         Balance, end of period                      $3,092                      $2,924                       $2,286
                                                     ======                      ======                       ======



5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                      December 31, 1999           September 30, 1999
                                                                      -----------------           ------------------
                                                                         (unaudited)
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                ------------- ------------- -------------- ------------
                                                                ------------- ------------- -------------- ------------
        Savings accounts (passbook, statement, clubs)                $67,938       18.11%         $69,667      18.53%
        Money market accounts                                         21,240        5.66%          21,132       5.62%
        Certificates of deposit less than $100,000                   183,198       48.83%         185,790      49.41%
        Certificates of deposit greater than $100,000(1)              51,021       13.60%          51,200      13.62%
        NOW Accounts                                                  37,235        9.93%          35,339       9.40%
        Non-interest bearing deposits                                 14,526        3.87%          12,855       3.42%
                                                                      ------        -----          ------       -----
        Total deposits at end of period                             $375,158      100.00%        $375,983     100.00%
                                                                    ========      =======        ========     =======

         (1) Deposit balances in excess of $100,000 are not federally insured.

Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this 10-Q may include certain forward-looking statements based on current management expectations. The
Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy; and Section D, Liquidity and Capital Resources.

A.       General

The Company is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Company does not transact any material business other than through the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, professional fees, federal deposit insurance premiums, data processing, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

In June 1999, the Company received approval from the Pennsylvania Department of Banking to form a trust company, Northeast Pennsylvania Trust Co. (the "Trust"). The Trust began operations in the first fiscal quarter of 2000 and has been well received by the markets served by the Bank. The Trust will serve current customers and potentially other financial institutions' customers, with trust, estate and asset management services and products.

B.       Management Strategy

The Bank's operating strategy is that of a community-based bank, offering a wide variety of savings products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, construction lending and small business and municipal commercial lending. In order to promote long-term financial strength and profitability, the Bank's operating strategy has focused on: (i) maintaining strong asset quality by originating one-to four-family loans in its market area; (ii) increasing profitability by emphasizing higher-yielding consumer and commercial loans; (iii) managing its interest rate risk by emphasizing consumer and commercial loans, in addition to shorter-term, fixed-rate, one-to four-family loans; limiting its retention of newly-originated longer-term fixed-rate one-to four-family loans; soliciting longer-term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"); and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the banking needs of its customers through expanded products and improved delivery systems by taking advantage of technological advances; and (v) maintaining a strong regulatory capital position.

During the quarter the Bank continued to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities.

C.       Non-Performing Assets



The following  table presents  information  regarding the Bank's  non-performing assets at the dates indicated (dollars in thousands):
                                                                          December 31,             September 30,
                                                                             1999                       1999
                                                                             ----                       ----
                                                                          (unaudited)
Non-performing assets:
 Non-accrual loans                                                            $1,902                    $1,371
Real estate owned and other repossessed assets                                   217                        98
                                                                                 ---                        --
     Total non-performing assets                                              $2,119                    $1,469
                                                                              ======                    ======

         Total non-performing loans as a percentage of total loans             0.50%                     0.38%
         Total non-performing assets as a percentage of total assets           0.33%                     0.24%


The increase in non-performing loans is due to a participation loan secured by commercial real estate, which has been on the books of the Bank for approximately seven years. The borrower is experiencing cash flow difficulty arising from other facilities which they own. Management of the Bank is working closely with the borrower in order to satisfactorily resolve the situation. Currently, management does not expect the loan to result in a loss to the Bank.

D.       Liquidity and Capital Resources

The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At December 31, 1999 and 1998, the Bank's liquidity ratios were 5.1% and 9.0%, respectively.

At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $57.7 million, or 9.3% of total adjusted assets, which is above the required level of $9.3 million, or 1.5%; a core capital level of $57.7 million, or 9.3% of total adjusted assets, which is above the required level of $18.6 million, or 3.0%; and a risk-based capital of

$61.8 million, or 18.9% of risk-weighted assets, which is above the required level of $26.2 million, or 8.0%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $197.2 million, or 31.0% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 1999, the Bank had $183.0 million in advances outstanding from the FHLB, and had an overall borrowing capacity from the FHLB of $271.5 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At December 31, 1999, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $39.8 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") and KEOGH accounts, which are scheduled to mature in less than one year from December 31, 1999, totaled $180.6 million. The Bank expects that substantially all of the maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At December 31, 1999, the Bank had $38.7 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

At December 31, 1999, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $54.7 million, or 8.8%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 9.3% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

E. Comparison of Financial Condition at December 31, 1999 and September 30, 1999

Total assets increased $23.4 million from $612.2 million at September 30, 1999 to $635.7 million at December 31, 1999. The growth in assets was primarily due to increases in loans receivable, investment securities and other assets, which were funded by increases in FHLB advances.

Securities classified as available-for-sale securities increased $4.1 million, from $189.8 million at September 30, 1999 to $193.9 million at December 31, 1999. The increase was primarily attributable to the effect of security purchases, net of unrealized gain/loss on available-for-sale securities.

Loans increased $18.8 million to $382.9 million at December 31, 1999. This was primarily due to a $12.9 million increase in one-to four-family real estate loans, as a result of loan purchases from other financial institutions. Consumer loans, other than home equity loans and lines of credit, increased $3.2 million due to increased indirect auto loan originations. Multiple family and commercial real estate loans increased $1.2 million due to marketing efforts and competitive pricing of products. Commercial loans increased $1.1 million due to competitive pricing of products.

Other assets increased $1.1 million to $10.1 million at December 31, 1999. This change was primarily due to an $865,000 increase in the deferred income tax benefit resulting from a decline in unrealized gain/loss an available-for-sale securities.

FHLB advances increased $27.0 million from $156.0 million at September 30, 1999 to $183.0 million at December 31, 1999. This was a result of management's utilization of FHLB borrowings to fund asset growth. FHLB borrowings have been invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Total equity decreased $2.6 million to $72.9 million at December 31, 1999. This decrease in equity resulted primarily from a $2.3 million increase in unrealized losses on securities reflected in accumulated other comprehensive loss. Contributing to this decline was the repurchase of 142,900 shares by the Company during the quarter at a cost of $1.4 million. These decreases were partially offset by retention of earnings for the period.

F. Comparison of Operating Results for the Three Months ended December 31, 1999 and December 31, 1998

General. The Company had net income of $1.1 million for the three months ended December 31, 1999, compared to net income of $1.2 million for the three months ended December 31, 1998, a decrease of $32,000, or 2.7%. This decrease was primarily attributable to a $1.4 million rise in interest expense, as well as a $608,000 increase in non-interest expense, offset by increases in interest income and non-interest income of $1.8 million and $117,000, respectively.

Interest Income. Total interest income increased $1.8 million, or 19.6%, from $9.0 million for the three months ended December 31, 1998 to $10.7 million for the three months ended December 31, 1999. This was primarily due to a $94.0 million, or 18.6%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $1.5 million from $5.7 million for the period ending December 31, 1998 to $7.3 million. This was due to a
$710,000 increase in interest income on real estate loans, due to a $46.6 million increase in the average balance of these loans. Interest income on consumer loans increased $651,000 due to a $32.4 million increase on the average balance of these loans. Interest income on commercial loans increased $186,000 due to an $11.3 million increase in the average balance of these loans. Interest income on investment securities increased $504,000 to $2.5 million for the three months ended December 31, 1999 primarily due to a $27.0 million increase in the average balance of such securities.

Interest Expense. Interest expense increased $1.4 million, or 29.5%, from $4.6 million to $6.0 million for the three months ended December 31, 1998 and December 31, 1999, respectively. The contributing factor for the increase in interest expense was a $920,000 increase in borrowings which was primarily the result of a $63.9 million increase in the average balance of FHLB advances and other borrowings, which increased from $100.0 million at December 31, 1998 to $163.8 million at December 31, 1999, as well as an 18 basis point increase in the average rate. The increase in FHLB advances reflects management's decision to utilize FHLB advances to fund asset growth. Contributing to this change was a $397,000 increase in interest expense on certificates of deposit, which was the result of a $38.4 million increase in the average balance of these accounts.

Provision for Loan Losses. The Bank's provision for loan losses for the three months ended December 31, 1999 was $205,000 compared to $47,000 for the three months ended December 31, 1998. The increase in the provision was a result of the $18.8 million increase in outstanding loan balances from September 1999 to December 1999. From September 1998 to December 1998 outstanding loans increased by $1.6 million. The provision for loan losses increases the allowance for loan losses. The allowance is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Non-interest Income. Non-interest income increased $117,000 from $384,000 to $501,000, for the three months ended December 31, 1999. The increase in non-interest income was primarily due to a $98,000 increase in service charges and other fees from December 1998 to December 1999. This increase is attributable to a larger customer base at December 1999 due to additional branches from December 1998. Other income increased $88,000 due to increases in rental income. Contributing to these increases was a $98,000 increase in service charges and other fees resulting from increased customer activity on the various deposit and loan accounts. These increases were offset by a $14,000 loss on available-for-sale securities for the three months ended December 31, 1999, as compared to a gain of $34,000 at December 31, 1998. The loss on real estate owned increased $24,000 from a loss of $16,000 to a loss of $40,000 at December 31, 1999.

Non-interest Expense. Total non-interest expense increased from $3.1 million for the three months ended December 31, 1998 to $3.7 million for the three months ended December 31, 1999. This increase was due primarily to an increase in compensation and employee benefits of $249,000, for additional staffing resulting from the opening of three branches since December 1998. Other non-interest expense increased $313,000, or 60.4%, primarily due to amortization of goodwill associated with branch and subsidiary acquisitions, increased marketing efforts of deposit and loan products and a general increase in various operating expenses such as supplies and postage. FHLB service charges increased $64,000 mainly due to increased charges for higher ATM volume. Occupancy expense increased $50,000 due to branch expansion.

Income Taxes. The Company had an income tax provision of $163,000 for the three months ended December 31, 1999, compared to a provision of $387,000 for the three months ended December 31, 1998 resulting in effective tax rates of 12.5%, and 24.7%, respectively. The change in income tax expense was attributable to increased tax-free security purchases.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  As of December 31, 1999, there have been no material changes in the quantative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

         (B) Reports on Form 8-K

         On October 18, 1999, the Company filed an 8-K to announce the date, time and place of its 2000 Annual Meeting of Shareholders. The press release announcing the date, time and place of the Company's Annual Meeting was filed by Exhibit.

         On November 19, 1999, the Company filed an 8-K to announce it had received regulatory clearance to repurchase 5% of its outstanding shares. The press release announcing the receipt of regulatory clearance was filed by Exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         NORTHEAST PENNSYLVANIA
                                         FINANCIAL CORP.


Date:    February 10, 2000               By: /s/ E. Lee Beard
                                         E. Lee Beard
                                         President and Chief Executive Officer

Date:    February 10, 2000               By: /s/ Patrick J. Owens, Jr.
                                         Patrick J. Owens, Jr.
                                         Treasurer

                                  Exhibit Index

27.0 Financial Data Schedule (submitted only with filing in electronic format)