Form 10-Q
period 2000-03-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2000-05-12
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13793

-------------------------------------------------------------------------------

                       NORTHEAST PENNSYLVANIA FINANCIAL CORP.
-------------------------------------------------------------------------------

              (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------


DELAWARE                                                          06-1504091
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                            Identification No.)


12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                              18201
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                             (570) 459-3700
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


                             Not Applicable
-------------------------------------------------------------------------------
           Former name, former address and former fiscal year,
                      if changes since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No __


                    APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Registrant had 5,308,149 shares of Common Stock outstanding as of May 9, 2000.

                             TABLE OF CONTENTS

Item
No.
                                                                         Page
                                                                         Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition
         March 31, 2000 (unaudited) and September 30, 1999............     1

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2000 and 1999 (unaudited)..........................     2

         Consolidated Statement of Comprehensive Income for the Three Months
         Ended March 31, 2000 and 1999 (unaudited)....................     3

         Consolidated Statements of Operations for the Six Months Ended
         March 31, 2000 and 1999 (unaudited)..........................     4

         Consolidated Statement of Comprehensive Income for the Six Months
         Ended March 31, 2000 and 1999 (unaudited)....................     5

         Consolidated Statements of Changes in Equity for the Years Ended September 30, 1999, 1998 and 1997 and the Six Months Ended
         March 31, 2000 (unaudited)...................................     6

         Consolidated Statements of Cash Flows for the Six Months Ended
         March 31, 2000 and 1999(unaudited)...........................     7-8

         Notes to Consolidated Financial Statements (unaudited).......     9-12

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................     13-19

Item 3   Quantitative and Qualitative Disclosures about Market Risk...     20

Part II - OTHER INFORMATION

1        Legal Proceedings............................................     21

2        Changes in Securities and Use of Proceeds....................     21

3        Defaults Upon Senior Securities..............................     21

4        Submission of Matters to a Vote of Security Holders..........     21-22

5        Other Information............................................     22

6        Exhibits and Reports on Form 8 - K...........................     22

Signatures

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
                March 31, 2000 (unaudited) and September 30, 1999
                               (in thousands)

                                                                              March 31,        September 30,
                                                                                2000               1999
                                                                                ----               ----
                              Assets                                        (unaudited)

Cash and cash equivalents                                                        $4,158          $ 4,177
Securities available-for-sale                                                   197,278          189,835
Securities held-to-maturity (estimated fair value of $27,804 at
    March 2000 and $28,315 at September 1999)                                    31,333           30,332
Loans (less allowance for loan losses $3,322 for March 2000 and
    $2,924 for September 1999)                                                  409,888          364,190
Accrued interest receivable                                                       5,572            4,769
Assets acquired through foreclosure                                                 282               98
Property and equipment, net                                                       9,655            9,868
Other assets                                                                     11,410            8,956
                                                                                 ------            -----
     Total assets                                                              $669,576        $ 612,225
                                                                               ========        =========

                       Liabilities and Equity

Deposits                                                                       $372,850        $ 375,983
Federal Home Loan Bank advances                                                 220,970          155,980
Other borrowings                                                                    405              524
Advances from borrowers for taxes and insurance                                     987            1,040
Accrued interest payable                                                          1,815            1,317
Other liabilities                                                                 1,014            1,905
                                                                                  -----            -----

     Total liabilities                                                          598,041          536,749
                                                                                -------          -------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                    -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       62,173           62,119
Common stock acquired by stock benefit plans                                    (6,653)          (7,066)
Retained earnings - substantially restricted                                     32,322           30,818
Accumulated other comprehensive loss                                            (4,571)          (2,874)
Treasury stock, at cost (1,058,901 shares at March 2000                         (11,800)          (7,585)
and 626,667 at September 1999)                                                  --------          -------


     Total equity                                                                71,535           75,476
                                                                                 ------           ------

            Total liabilities and equity                                       $669,576        $ 612,225
                                                                               ========        =========

                     Northeast Pennsylvania Financial Corp.
                     Consolidated Statements of Operations
          For the Three Months Ended March 31, 2000 and 1999 (unaudited)
                     (in thousands, except per share data)


                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                           2000                  1999
                                                                           ----                  ----
                                                                                   (unaudited)
Interest Income:
  Loans                                                                        $7,577            $ 5,805
  Mortgage-related securities                                                     923              1,093
  Investment securities:
     Taxable                                                                    1,805              1,274
     Non-taxable                                                                  857                803
                                                                                  ---                ---
     Total interest income                                                     11,162              8,975


Interest Expense:
  Deposits                                                                      3,693              3,294
  Federal Home Loan Bank advances and other                                     2,763              1,350
                                                                                -----              -----
     Total interest expense                                                     6,456              4,644


Net interest income                                                             4,706              4,331

Provision for loan losses                                                         238                135
                                                                                  ---                ---


Net interest income after provision for loan losses                             4,468              4,196

Non-interest Income:
  Service charges and other fees                                                  271                194
  Other income                                                                    107                 97
  Insurance premium income                                                         47                 78
  Gain (loss) on sale of:
     Real estate owned                                                           (73)               (15)
     Loans                                                                          5                 15
    Available-for-sale securities                                                   1                (1)
                                                                                    -                ---
        Total non-interest income                                                 358                368

Non-interest Expense:
  Salaries and net employee benefits                                            1,911              1,844
  Occupancy costs                                                                 506                423
  Data processing                                                                 139                117
  Professional fees                                                               144                204
  Federal Home Loan Bank service charges                                          160                 96
  Other                                                                           693                552
                                                                                  ---                ---
     Total non-interest expense                                                 3,553              3,236


Income before income taxes                                                      1,273              1,328

Income taxes                                                                      174                255
                                                                                  ---                ---


Net income                                                                     $1,099             $1,073
                                                                               ======             ======

Earnings per share- basic                                                       $0.23              $0.19
                                                                                =====              =====
Earnings per share- diluted                                                     $0.22              $.019
                                                                                =====              =====

                     Northeast Pennsylvania Financial Corp.
                Consolidated Statements of Comprehensive Income
         For the Three Months Ended March 31, 2000 and 1999 (unaudited)
                     (in thousands, except per share data)


                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                                 2000               1999
                                                                                 ----               ----
                                                                                      (unaudited)
Net Income                                                                     $1,099             $1,073
                                                                               ======             ======

Other  comprehensive  income  (loss),  net of tax
   Unrealized  gains (losses) on securities:
    Unrealized holding losses arising during the period                        (613)              (811)
    Less:  Reclassification adjustment for gains (losses)
      included in net income                                                       1                (1)
                                                                                   -                ---
Other comprehensive loss                                                      $(614)            $ (810)
Comprehensive income                                                            $485              $ 263
                                                                                ====              =====

                     Northeast Pennsylvania Financial Corp.
                     Consolidated Statements of Operations
           For the Six Months Ended March 31, 2000 and 1999 (unaudited)
                     (in thousands, except per share data)

                                                                                 For the Six Months Ended
                                                                                          March 31,
                                                                                   2000                1999
                                                                                   ----                ----
                                                                                         (unaudited)
Interest Income:
  Loans                                                                          $14,867             $11,548
  Mortgage-related securities                                                      1,836               2,297
  Investment securities:
    Taxable                                                                        3,454               2,638
    Non-Taxable                                                                    1,734               1,460
                                                                                   -----               -----
    Total interest income                                                         21,891              17,943

Interest Expense:
  Deposits                                                                         7,459               6,610
  Federal Home Loan Bank advances and other                                        5,002               2,670
                                                                                   -----               -----
    Total interest expense                                                        12,461               9,280


Net interest income                                                                9,430               8,663

Provision for loan losses                                                            443                 183
                                                                                     ---                 ---

Net interest income after provision for loan losses                                8,987               8,480

Non-interest Income:
  Service charges and other fees                                                     586                 411
  Other Income                                                                       214                 182
  Insurance premium income                                                           106                 123
  Gain (loss) on the sale of:
     Real estate owned                                                             (113)                (30)
     Loans                                                                            14                  35
     Available-for-sale securities                                                  (13)                  33
     Other                                                                             -                 (1)
                                                                                       -                 ---
     Total  non-interest incom                                                      794                 753


Non-interest Expense:
  Salaries and net employee benefits                                               3,878               3,560
  Occupancy costs                                                                    975                 842
  Data processing                                                                    260                 242
  Professional fees                                                                  302                 427
  Federal Home Loan Bank and other service charges                                   325                 193
  Other                                                                            1,459               1,076
                                                                                   -----               -----
     Total non-interest expense                                                    7,199               6,340

Income before income taxes                                                         2,582               2,893

Income taxes                                                                         337                 642
                                                                                     ---                 ---

Net income                                                                       $ 2,245              $2,251
                                                                                   =====              ======

Earnings per share- basic                                                          $0.45               $0.39
                                                                                   =====               =====
Earnings per share- diluted                                                        $0.43               $0.38
                                                                                   =====               =====

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Comprehensive Income
           For the Six Months Ended March 31, 2000 and 1999 (unaudited)
                     (in thousands, except per share data)


                                                                                 For the Six Months Ended
                                                                                       March 31,
                                                                                 2000               1999
                                                                                 ----               ----
                                                                                      (unaudited)
Net Income                                                                     $2,245             $2,251
                                                                               ======             ======

Other  comprehensive  income  (loss),  net of tax
   Unrealized  gains (losses) on securities:
    Unrealized holding losses arising during the period                        (1,705)            (1,092)
    Less:  Reclassification adjustment for gains (losses)
      included in net income                                                      (8)                 22
                                                                                  ---            -------
Other comprehensive loss                                                      $(1,697)          $ (1,114)
Comprehensive income                                                             $548            $ 1,137
                                                                                 ====            =======

                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
            For the Three Years Ended September 30, 1999,1998 and 1997
               and the Six Months Ended March 31, 2000 (unaudited)
                               (in thousands)



                                                                      Common Stock                Accumulated
                                                          Additional  Acquired by                    Other
                                               Common      Paid In   stock benefit   Retained    Comprehensive   Treasury    Total
                                               Stock       Capital       plans       Earnings    income(loss)     Stock      Equity
                                               -----       -------       -----       --------    ------------     -----      ------


Balance September 30, 1996                   $     -       $     -      $     -      $ 25,874     $     253         $-      $ 26,127

Net changes in gains (losses) on
   securities available for sale, net of tax                                                          1,030                    1,030
Net Income                                                                              1,381                                  1,381
                                             -------       -------      -------      --------     ---------       ------    --------
Balance September 30, 1997                   $     -       $     -      $     -      $ 27,255     $   1,283         $-      $ 28,538

Issuance of Common Stock ($.01 par value;
     16,000,000 authorized shares;
     6,427,350 shares issued)                     64                                                                              64
Additional paid-in Capital                                  61,959                                                            61,959
Unearned Employee Stock Ownership
     Plan (ESOP) shares                                                 (5,142)                                              (5,142)
ESOP shares committed to be released                           124          343                                                  467
Net changes in gains (losses) on
     securities available for sale, net of tax                                                        1,595                    1,595
Net loss                                                                                 (47)                                   (47)
                                             -------       -------      -------      --------     ---------       ------    --------
Balance September 30, 1998                   $    64       $62,083     $(4,799)      $ 27,208     $   2,878         $-      $ 87,434

Unearned stock awards                                                   (3,312)                                              (3,312)
ESOP shares committed to be released                            77          557                                                  634
Stock awards                                                  (41)          488                                                  447
Net changes in gains (losses) on
securities available for sale, net of tax                                                           (5,752)                  (5,752)
Treasury stock at cost, (626,667 shares)                                                                          (7,585)    (7,585)
Cash dividend paid                                                                      (955)                                  (955)
Net income                                                                              4,565                                  4,565
                                             -------       -------      -------      --------     ---------       -------   --------
Balance September 30, 1999                   $    64       $62,119     $(7,066)      $ 30,818     $ (2,874)       $(7,585)  $ 75,476

ESOP shares committed to be released                            80          107                                                  187
Stock awards                                                  (26)          306                                                  280
Net changes in losses on
securities available-for-sale, net of tax                                                           (1,697)                  (1,697)
Treasury stock at cost, (432,234 shares)                                                                           (4,215)   (4,215)
Cash dividend paid                                                                      (741)                                  (741)
Net income                                                                              2,245                                  2,245
                                             -------       -------     --------      --------     ---------       --------   -------
Balance, March 31, 2000                      $    64       $62,173     $(6,653)      $ 32,322     $ (4,571)      $(11,800)   $71,535
                                             =======       =======     ========      ========     =========      =========   =======


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
             For the Six Months Ended March 31, 2000 and 1999 (unaudited)
                                (in thousands)

                                                                                           For the Six Months Ended
                                                                                                  March 31,
                                                                                             2000           1999
                                                                                             ----           ----
Operating Activities:                                                                            (unaudited)
Net Income                                                                                 $2,245          $ 2,251
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for REO loss                                                                       40               10
  Provision for loan losses                                                                   443              183
  Depreciation                                                                                560              398
  Deferred income tax provision                                                               932              141
  ESOP expense                                                                                187              332
  Stock award expense                                                                         280                -
  Amortization and accretion on:
     Held-to-maturity securities                                                                2               28
     Available-for-sale securities                                                             13              171
  Amortization of deferred loan fees                                                         (99)            (230)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                      113               30
     Loans                                                                                   (14)             (35)
     Available-for-sale securities                                                             13             (33)
  Gain (loss) on disposal of property and equipment                                             -                1
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                                 (803)              (5)
    Increase in other assets                                                              (2,289)             (94)
    Increase (decrease) in accrued interest payable                                           498             (66)
    Decrease in accrued income taxes payable                                              (1,380)            (467)
    Increase in other liabilities                                                             489              651
                                                                                              ---              ---

      Net cash provided by operating activities                                             1,230            3,266

Investing Activities:
Net increase in loans                                                                    (47,421)         (36,344)
Proceeds from sale of:
  Available-for-sale securities                                                             5,313            5,769
  Assets acquired through foreclosure                                                         112              116
  Loans                                                                                       923            6,601
Proceeds from repayments of held-to-maturity securities                                         2           16,953
Proceeds from repayments of available-for-sale securities                                   3,793           39,770
Proceeds from disposal of fixed assets                                                          -               67
Purchase of:
  Held-to-maturity securities                                                             (1,005)         (13,558)
  Available-for-sale securities                                                          (16,123)         (55,728)
  Office properties and equipment                                                           (347)            (782)
  Federal Home Loan Bank stock                                                            (3,225)          (1,075)
                                                                                          -------          -------

Net cash used in investing activities                                                    (57,978)         (38,211)

Financing Activities:
  Net increase (decrease) in deposit accounts                                             (3,133)           20,509
  Net increase in Federal Home Loan Bank short-term advances                               15,000            6,500
  Borrowings of Federal Home Loan Bank long-term advances                                  50,000           15,000
  Repayments of Federal Home Loan Bank long-term advances                                    (10)              (9)
  Net increase (decrease) in advances from borrowers for taxes and insurance                 (53)              320



                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
           For the Six Months Ended March 31, 2000 and 1999 (unaudited)
                                  (in thousands)


                                                                                         For the Six Months Ended
                                                                                                 March 31,
                                                                                             2000        1999
                                                                                             ----        ----
                                                                                                (unaudited)
    Net decrease in other borrowings                                                        (119)           (547)
    Purchase of common stock for stock incentive plan                                           -         (3,312)
    Purchase of treasury stock                                                            (4,215)         (4,062)
    Cash dividend on common stock                                                           (741)           (321)
                                                                                            -----           -----

    Net cash provided by financing activities                                             56,729          34,078

Decrease in cash and cash equivalents                                                        (19)           (867)

Cash and cash equivalents, beginning of year                                                4,177           3,053
                                                                                            -----           -----

Cash and cash equivalents, end of year                                                     $4,158         $ 2,186
                                                                                           ======         =======

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                             $11,963         $ 9,346
                                                                                          =======         =======
     Income taxes                                                                            $807           $ 947
                                                                                             ====           =====
Supplemental disclosure - non-cash information:
  Transfer from loans to real estate owned                                                   $449            $ 94
                                                                                             ====            ====
Net change in unrealized losses on securities
   Available-for-sale, net of tax                                                        $(1,697)       $ (1,114)
                                                                                         ========       =========


Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Financial Statements Presentation

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 1999. The results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

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

         Principles of Consolidation and Presentation

         The accompanying financial statements of the Company include the accounts of First Federal Bank, Abstractors, Inc., Northeast Pennsylvania Trust Co. and FIDACO, Inc.. First Federal Bank, Northeast Pennsylvania Trust Co., and Abstractors, Inc., are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. Northeast Pennsylvania Trust Co. offers trust, estate and asset management services and products. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation. FIDACO, Inc. is an inactive subsidiary of First Federal Bank and its only major asset is an investment in Hazleton Community Development Corporation.

         Earnings per Share

         Earnings per share (EPS), basic and diluted, were $0.23 and $0.22, respectively, for the three months ended March 31, 2000 compared to $0.19, basic and diluted for the three months ended March 31, 1999, and $0.45 and $0.43, respectively, for the six months ended March 31, 2000, compared to $0.39 and $0.38, respectively, for the six months ended March 31, 1999.

The  following  table  presents  the   reconciliation   of  the  numerators  and
denominators of the basic and diluted EPS computations.


                                                      Three months ended                  Six months ended
                                                           March 31,                          March 31,
                                                      2000            1999             2000             1999
                                                      ----            ----             ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Basic:

       Net Income                                   $1,099            $1,073            $2,245          $2,251
                                                    ======            ======            ======          ======

       Weighted average shares outstanding       4,741,317         5,494,638         4,872,922       5,662,409
       Plus:  ESOP shares released
          or committed to be released              109,266            53,562           102,839          50,348
                                                   -------            ------           -------          ------

                                                 4,850,583         5,548,200         4,975,761       5,712,757
                                                 =========         =========         =========       =========

       Earnings per share  - basic                   $0.23             $0.19             $0.45           $0.39
                                                     =====             =====             =====           =====



                                                      Three months ended                  Six months ended
                                                           March 31,                          March 31,
                                                      2000            1999             2000             1999
                                                      ----            ----             ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Diluted:

       Net Income                                   $1,099             $1,073           $2,245          $2,251
                                                    ======             ======           ======          ======

       Basic weighted shares outstanding         4,850,583          5,548,200        4,975,761       5,712,757
       Dilutive Instruments:
         Dilutive effect of outstanding
          stock options                                  -                  -                -               -
         Dilutive effect of stock awards           194,369            243,304          193,896         243,468
                                                   -------            -------          -------         -------
                                                 5,044,952          5,791,504        5,169,657       5,956,225
                                                 =========          =========        =========       =========

       Earnings per share  - diluted                 $0.22              $0.19            $0.43           $0.38
                                                     =====              =====            =====           =====




2.       Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended in July 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement "as amended" becomes effective for fiscal years beginning after December 15, 1999. Earlier adoption is permitted. The Company adopted SFAS 133, prior to the issuance of SFAS 137, in its fourth fiscal quarter of 1998, including its provision for the potential reclassification of investments, resulting in a $56.2 million transfer of securities from held to maturity to available for sale and an increase of $597,000 of unrealized gains, net of taxes, on securities available for sale. The adoption of this Statement did not affect operating results of the Company.

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

         In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "preferred stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of March 31, 2000, there were no shares of preferred stock issued.


4.       Loans

        Loans are summarized as follows:                            March 31,            September 30,
                                                                      2000                   1999
                                                                      ----                   ----
                                                                  (unaudited)
                                                                            (In thousands)
        Real Estate loans:
          One-to four-family                                          $217,396               $196,885
          Multiple family and commercial                                27,420                 31,497
          Construction                                                  10,046                  3,983
                                                                        ------                  -----
        Total real estate loans                                        254,862                232,365
                                                                       -------                -------

        Consumer Loans:
          Home equity loans and lines of credit                         72,017                 70,118
          Automobile                                                    41,931                 34,619
          Education                                                      3,412                  2,796
          Unsecured lines of credit                                      1,754                  1,744
          Other                                                          7,331                  5,571
                                                                         -----                  -----
        Total consumer loans                                           126,445                114,848
                                                                       -------                -------
        Commercial loans                                                33,344                 21,262
                                                                        ------                 ------
        Total loans                                                    414,651                368,475
                                                                       -------                -------
          Less:
             Allowance for loan losses                                 (3,322)               (2,924)
             Deferred loan origination fees                            (1,441)               (1,361)
                                                                       -------               -------
        Total loans, net                                              $409,888               $364,190
                                                                      ========               ========



         Allowance for loan losses is summarized as follows (in thousands):

                                                  For the six                                              For the six
                                                 months ended              For the year ended             months ended
                                                March 31, 2000             September 30, 1999            March 31, 1999
                                                --------------             ------------------            --------------
                                                 (unaudited)                                               (unaudited)

         Balance, beginning of period                $2,924                      $2,273                       $2,273
         Charge-offs                                   (47)                       (101)                         (56)
         Recoveries                                       2                           5                            2
         Provision for loan losses                      443                         747                          183
                                                        ---                         ---                          ---
         Balance, end of period                      $3,322                      $2,924                       $2,402
                                                     ======                      ======                       ======



5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                      March 31, 2000              September 30, 1999
                                                                      --------------              ------------------
                                                                       (unaudited)
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                ------------- ------------- -------------- ------------
        Savings accounts (passbook, statement, clubs)                $67,460       18.10%         $69,667      18.53%
        Money market accounts                                         21,398        5.70%          21,132       5.62%
        Certificates of deposit less than $100,000                   180,305       48.40%         185,790      49.41%
        Certificates of deposit greater than $100,000(1)              45,797       12.30%          51,200      13.62%
        NOW Accounts                                                  38,102       10.20%          35,339       9.40%
        Non-interest bearing deposits                                 19,788        5.30%          12,855       3.42%
                                                                      ------        -----          ------       -----
        Total deposits at end of period                             $372,850      100.00%        $375,983     100.00%
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

A.       General

The Company is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Company does not transact any material business other than through the Bank and its other subsidiaries. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, professional fees, federal deposit insurance premiums, data processing, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

In June 1999, the Company received approval from the Pennsylvania Department of Banking to form a trust company, Northeast Pennsylvania Trust Co. (the "Trust"). The Trust began operations in the first fiscal quarter of 2000. The Trust offers current customers and potentially other financial institutions' customers trust, estate and asset management services and products.

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

During the quarter the Bank continued to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities. The Bank also entered into an agreement with BuildersFirst.com (an internet based business-to-business portal offering construction mortgage lending, financial services and other products to the independent homebuilder industry) to purchase one to four family construction loans. These loans will be underwritten according to the Bank's standards. To date no loans have been purchased, but purchases are expected to commence in May. BuildersFirst.com will provide an internet-based delivery and servicing system giving Northeast Pennsylvania Financial Corp. a virtual management tool.

C.       Non-Performing Assets

The following table presents information regarding the Bank's non-performing assets at the dates indicated (dollars in thousands):


                                                                           March 31,               September 30,
                                                                             2000                       1999
                                                                             ----                       ----
                                                                          (unaudited)
Non-performing assets:
 Non-accrual loans                                                            $1,468                    $1,371
Real estate owned and other repossessed assets                                   282                        98
                                                                                 ---                        --
     Total non-performing assets                                              $1,750                    $1,469
                                                                              ======                    ======

         Total non-performing loans as a percentage of total loans             0.36%                     0.38%
         Total non-performing assets as a percentage of total assets           0.26%                     0.24%


The increase in non-performing loans was due to a participation loan secured by commercial real estate, which has been on the books of the Bank for approximately seven years. The borrower is experiencing cash flow difficulty arising from other facilities which they own. Management of the Bank is working closely with the borrower in order to satisfactorily resolve the situation. Subsequent to the end of the quarter the loan was brought current. Real estate owned and other repossessed assets increased due to the higher outstanding loan balances of indirect loans.

D.       Liquidity and Capital Resources

The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At March 31, 2000 and 1999, the Bank's liquidity ratios were 4.6% and 10.6%, respectively.

At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $58.9 million, or 8.9% of total adjusted assets, which is above the required level of $9.9 million, or 1.5%; a core capital level of $58.9 million, or 8.9% of total adjusted assets, which is above the required level of $26.5 million, or 4.0%; and a risk-based capital of $63.2 million, or 17.4% of risk-weighted assets, which is above the required level of $29.0 million, or 8.0%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $201.4 million, or 30.1% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2000, the Bank had $221.0 million in advances outstanding from the FHLB, and had an overall borrowing capacity from the FHLB of $282.9 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At March 31, 2000, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $37.9 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") and KEOGH accounts, which are scheduled to mature in less than one year from March 31, 2000, totaled $148.0 million. The Bank expects that substantially all of the maturing certificate accounts, with the exception of jumbo certificates of deposit (balances greater than $100,000), will be retained by the Bank at maturity. At March 31, 2000, the Bank had $31.8 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

At March 31, 2000, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $56.4 million, or 8.6%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 8.9% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

E.  Comparison of Financial Condition at March 31, 2000 and September 30, 1999

Total assets increased $57.4 million from $612.2 million at September 30, 1999 to $669.6 million at March 31, 2000. The growth in assets was primarily due to increases in loans receivable and investment securities, which were funded by increases in FHLB advances.

Securities classified as available-for-sale securities increased $7.5 million, from $189.8 million at September 30, 1999 to $197.3 million at March 31, 2000. The increase was primarily attributable to the effect of security purchases, net of unrealized gain/loss on available-for-sale securities.

Loans increased $45.7 million to $409.9 million at March 31, 2000. This was primarily due to a $20.5 million increase in one-to four-family real estate loans, as a result of loan purchases from other financial institutions. Commercial loans increased $12.1 million due to the business development efforts of the commercial loan officers. Automobile loans increased $7.3 million primarily due to increased direct and indirect auto loan originations. Construction loans increased $6.1 million as a result of marketing efforts combined with competitive pricing of products. The majority of the loan originations and purchases for this quarter and the past several quarters were adjustable or floating rate loans. These loans will assist in the management of interest rate risk as they will be adjusting over the next several quarters, which should increase their yield to the Bank.

Other assets increased $2.5 million to $11.4 million at March 31, 2000. This change was primarily due to a $2.0 million investment in the preferred stock of BuildersFirst.com. Also contributing to the change was a $462,000 increase in deferred income taxes.

FHLB advances increased $65.0 million from $156.0 million at September 30, 1999 to $221.0 million at March 31, 2000. This was a result of management's utilization of FHLB borrowings to fund asset growth. FHLB borrowings have been invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Total equity decreased $3.9 million to $71.5 million at March 31, 2000. This decrease in equity resulted primarily from a repurchase of 289,334 shares of common stock at a cost of $4.2 million. Also contributing to this decline was a $1.7 million increase in unrealized losses on securities reflected in accumulated other comprehensive loss. These decreases were partially offset by net income of $2.2 million for the period.

F. Comparison of Operating Results for the Three Months ended March 31, 2000 and March 31, 1999

General. The Company had net income of $1.1 million for the three months ended March 31, 2000 and for the three months ended March 31, 1999.

Interest Income. Total interest income increased $2.2 million, or 24.4%, from $9.0 million for the three months ended March 31, 1999 to $11.2 million for the three months ended March 31, 2000. This was primarily due to a $102.9 million, or 19.8%, increase in the average balance of interest earning assets. An increase in the weighted average yield on interest earning assets was due to rising interest rates and more adjustable rate loans. Specifically, interest income on loans increased $1.8 million, or 30.5%, from $5.8 million for the period ending March 31, 1999 to $7.6 million. This was due to a $979,000 increase of interest income on real estate loans, due to a $55.1 million increase in the average balance of these loans. Interest income on consumer loans increased $793,000 due to a $35.8 million increase in the average balance of such loans. Interest income on investment securities increased $585,000 to $2.7 million for the three months ended March 31, 2000 primarily due to a $22.9 million increase in the average balance of such securities.

Interest Expense. Interest expense increased $1.8 million, or 39.0%, from $4.6 million to $6.4 million for the three months ended March 31, 1999 and March 31, 2000, respectively. The increase in interest expense was primarily the result of a $91.6 million increase in the average balance of FHLB advances and other borrowings, which increased from $105.7 million at March 31, 1999 to $197.3 million at March 31, 2000, as well as a 45 basis point increase in the weighted average rate paid on those borrowings from 5.18% to 5.63% for the three months ended March 31, 1999 and March 31, 2000, respectively. The increase in FHLB advances reflects management's determination to utilize FHLB advances to fund asset growth. The increase in interest expense also resulted from increased interest expense on certificates of deposit, which was the result of a $21.6 million increase in the average balance of certificates of deposit.

Provision for Loan Losses. The Bank's provision for loan losses for the three months ended March 31, 2000 was $238,000 compared to $135,000 for the three months ended March 31, 1999. The increase in the provision was a result of the $26.9 million increase in outstanding loan balances in the first quarter. The provision for loan losses increases the allowance for loan losses. The allowance is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Non-interest Income. Non-interest income decreased $10,000 from $368,000 to $358,000 for the three months ended March 31, 2000. The decrease in non-interest income was primarily due to a $58,000 increase in loss on real estate owned. Also contributing to the decrease was a $31,000 decrease in insurance premium income. Offsetting the decreases was a $77,000, or 39.7%, increase in service charges and other fees resulting from increased customer activity on the various deposit and loan accounts.


Non-interest Expense. Total non-interest expense increased from $3.2 million to $3.6 million for the three months ended March 31, 1999 and March 31, 2000, respectively. Other non-interest expense increased $141,000, or 25.5%, primarily due to increased marketing of deposit and loan products and amortization of goodwill from the purchase of the Danville branch. Occupancy costs increased $83,000 due to branch expansion. Salaries and employee benefits increased $67,000 as a result of additional staffing for 3 new branches added since March 31, 1999.

Income Taxes. The Company had an income tax provision of $174,000 for the three months ended March 31, 2000, compared to a provision of $255,000 for the three months ended March 31, 1999 resulting in effective tax rates of 13.7%, and 19.2%, for the three months ended March 31, 2000, and March 31, 1999, respectively. The decrease in income tax expense was attributable to the decrease in income before taxes, as well as, the decline in the effective tax rate, which was the result of increased tax-free income.

G. Comparison of Operating Results for the Six Months ended March 31, 2000 and March 31, 1999.

General. The Company reported net income of $2.25 million for the six months ended March 31, 2000 and for the six months ended March 31, 1999.

Interest Income. Total interest income increased $4.0 million, or 22.0%, from $17.9 million to $21.9 million for the six months ended March 31, 2000. This was primarily due to a $98.5 million, or 19.2%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $3.3 million from $11.6 million for the six month period ending March 31, 1999 to $14.9 million. This was due to a $1.7 million increase in interest income on real estate loans, due to a $50.9 million increase in the average balance of these loans. Interest income on consumer loans increased $1.4 million due to a $34.1 million increase on the average balance of these loans. Interest income on commercial loans increased $185,000 due to a $9.3 million increase in the average balance of these loans. Interest income on investment securities increased $1.1 million to $5.2 million for the six months ended March 31, 2000 primarily due to a $23.5 million increase in the average balance of such securities.

Interest Expense. Interest expense increased $3.2 million, or 34.3%, from $9.3 million to $12.5 million for the six months ended March 31, 1999 and March 31, 2000, respectively. The increase in interest expense was primarily the result of a $77.7 million increase in the average balance of FHLB advances, which increased from $102.8 million at March 31, 1999 to $180.5 million at March 31, 2000, as well as an increase in the weighted average rate paid on such borrowings from 5.21% at March 31, 1999 to 5.54% at March 31, 2000. The increase in FHLB advances reflects management's determination to utilize FHLB advances to fund asset growth. This increase in interest expense was also due to an overall increase in interest expense on deposits primarily due to a $30.0 million, or 14.6%, rise in the average balance of certificate accounts and $9.0 million, or 18.4% rise in the average balance of interest-bearing checking accounts.

Provision for Loan Losses. The Bank's provision for loan losses for the six months ended March 31, 2000 was $443,000 compared to $183,000 for the six months ended March 31, 1999. The increase in the provision was a result of the $45.7 million increase in outstanding loan balances from September 1999 to March 2000. The provision for loan losses increases the allowance for loan losses. The allowance is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Non-interest income. The Company experienced a $41,000 increase in non-interest income from $753,000 to $794,000 for the six months ended March 31, 1999 and March 31, 2000. The increase in the year to date non-interest income was primarily the result of a $175,000 increase in service charges and other fees due to increased customer activity on various deposit and loan accounts. This was offset by an $83,000 increase in the loss on the sale of repossessed assets, which occurred in the second fiscal quarter and a loss of $53,000 from the operations of Northeast Pennsylvania Trust Co. for the first six months.

Non-interest expense. Total non-interest expense increased $859,000, or 13.5%, from $6.3 million to $7.2 million for the six months ended March 31, 2000. Other non-interest expense increased $383,000, or 35.6%. This increase is partly due to $164,000 amortization of goodwill associated with branch and subsidiary acquisitions. Rising advertising and general operating costs also contributed to the increase. There was also an increase in salary and benefit expense of $318,000, or 8.9%, primarily due to the addition of staffing since March 31, 1999. Occupancy costs increased $133,000 due to branch expansion.


Income taxes. The Company had income tax expense of $337,000 for the six months ended March 31, 1999, compared to an expense of $642,000 for the six months ended March 31, 1999, resulting in an effective tax rate of 13.1%, and 22.2%, for the six months ended March 31, 2000, and March 31, 1999, respectively. The decrease in income tax expense was attributable to the decrease in income before taxes for the six months ended March 31, 2000, as well as, the decline in the effective tax rate, which was the result of increased tax-free income.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  As of March 31, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  Rider 21 A

                  The Annual Meeting of Stockholders of the Company was held on January 26, 2000. The results of the vote were as follows:

                  1. The following individuals were elected as directors, each for a three-year term:

                                                        VOTES FOR               VOTES WITHHELD
                                                        ---------               --------------
                           Paul L. Conard               4,541,854                   390,713

                           John P. Lavelle              4,528,813                   403,754

                           Michael J. Leib              4,567,159                   365,408



                  2.       The   amendments  to   the   Northeast   Pennsylvania
                           Financial Corp.  1998 Stock-Based Incentive Plan were
                           ratified by stockholders by the following vote:

                           FOR              AGAINST         ABSTAIN           BROKER NON-VOTES
                           ---              -------         -------           ----------------

                           3,073,616        670,491          41,707               1,146,753

                  3.       The Northeast Pennsylvania Financial Corp. 2000 Stock
                           Option Plan was approved by stockholders by the following vote:

                           FOR              AGAINST         ABSTAIN           BROKER NON-VOTES
                           ---              -------         -------           ----------------

                           2,821,290        923,666          40,858               1,146,753


                   4. The appointment of KPMG LLP as independent auditors of Northeast Pennsylvania Financial Corp. for the fiscal year ended September 30, 2000 was ratified by the stockholders by the following vote:


                          FOR               AGAINST           ABSTAIN
                          ---               -------           -------

                         4,867,332           48,409           16,826



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

     (A)   Exhibits

          3.1      Certificate   of   Incorporation  of  Northeast  Pennsylvania
                   Financial Corp.*

          3.2      Bylaws of Northeast Pennsylvania Financial Corp.*

          4.0      Form of Stock Certificate of Northeast Pennsylvania Financial
                   Corp.*

          10.1     Northeast  Pennsylvania  Financial  Corp.  1998   Stock-Based
                   Incentive Plan**

          10.2 Northeast Pennsylvania Financial Corp. 2000 Stock Based Option Plan**

          11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

          27.0 Financial Data Schedule (submitted only with filing in electronic format)

         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

         ** Incorporated herein by reference into this document from the proxy statement for the 2000 Annual Meeting of Shareholders filed on December 17, 1999.


     (B)  Reports on Form 8-K

         On February 2, 2000, the Company filed an 8-K to announce it had received regulatory clearance to repurchase 10% of its outstanding shares. The press release announcing the receipt of regulatory clearance was filed by Exhibit.

         On February 23, 2000, the Company filed an 8-K to announce that it had completed its repurchase of an additional 10% of its outstanding shares. The press release making this announcement was filed by exhibit.

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




                                     NORTHEAST PENNSYLVANIA
                                     FINANCIAL CORP.


Date:                                By: /s/ E. Lee Beard
                                     E. Lee Beard
                                     President and Chief Executive
                                     Officer

Date:                                By: /s/ Patrick J. Owens, Jr.
                                     Patrick J. Owens, Jr.
                                     Vice President and Chief Financial Officer

                                  Exhibit Index
                                  -------------

27.0 Financial Data Schedule (submitted only with filing in electronic format)