Form 10-Q
period 2000-06-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2000-08-14
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13793


                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




DELAWARE                                                             06-1504091
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                                18201
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (570) 459-3700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes     X       No
                                                            ---------      ----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Registrant had 5,293,149 shares of Common Stock outstanding as of August 11, 2000.

                                TABLE OF CONTENTS

Item
No.
----                                                                      Page
                                                                         Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         June 30, 2000 (unaudited) and September 30, 1999.................... 1

         Consolidated Statements of Operations for the Three Months Ended
         June 30, 2000 and 1999 (unaudited).................................. 2

         Consolidated Statement of Comprehensive Income (Loss) for the Three
         Months Ended June 30, 2000 and 1999 (unaudited)..................... 3

         Consolidated Statements of Operations for the Nine Months Ended
         June 30, 2000 and 1999 (unaudited).................................. 4

         Consolidated Statement of Comprehensive Income (Loss) for the Nine
         Months Ended June 30, 2000 and 1999 (unaudited)..................... 5

         Consolidated Statements of Changes in Equity for the Years Ended September 30, 1999, 1998 and 1997 and the Nine Months Ended June 30,
         2000  (unaudited)................................................... 6

         Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 2000 and 1999 (unaudited).................................. 7

         Notes to Consolidated Financial Statements (unaudited)............9-12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................13

Item 3   Quantitative and Qualitative Disclosures about Market Risk..........20

Part II - OTHER INFORMATION

1        Legal Proceedings...................................................21

2        Changes in Securities and Use of Proceeds...........................21

3        Defaults Upon Senior Securities.....................................21

4        Submission of Matters to a Vote of Security Holders.................21

5        Other Information...................................................21

6        Exhibits and Reports on Form 8 - K...............................21-22

Signatures

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
                June 30, 2000 (unaudited) and September 30, 1999
                                 (in thousands)

                                                                                  June 30,           September 30,
                                                                                    2000                 1999
                                                                                    ----                 ----
                               Assets                                           (unaudited)

Cash and cash equivalents                                                        $  8,177             $  4,177
Securities available-for-sale                                                     179,304              189,835
Securities held-to-maturity (estimated fair value of $27,795 at June
    2000 and $28,315 at September 1999)                                            30,334               30,332
Loans (less allowance for loan losses $3,437 for June 2000 and
    $2,924 for September 1999)                                                    412,835              364,190
Accrued interest receivable                                                         5,437                4,769
Assets acquired through foreclosure                                                   316                   98
Property and equipment, net                                                         9,625                9,868
Other assets                                                                       12,501                8,956
                                                                                 --------             --------
     Total assets                                                               $ 658,529            $ 612,225
                                                                                 ========             ========

                       Liabilities and Equity

Deposits                                                                         $354,803             $375,983
Federal Home Loan Bank advances                                                   225,465              155,980
Other borrowings                                                                    1,252                  524
Advances from borrowers for taxes and insurance                                     1,324                1,040
Accrued interest payable                                                            1,998                1,317
Other liabilities                                                                   2,582                1,905
                                                                                 --------             --------

     Total liabilities                                                            587,424              536,749
                                                                                 --------             --------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                    -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                           64                   64
Additional paid-in capital                                                         62,158               62,119
Common stock acquired by stock benefit plans                                       (6,424)              (7,066)
Retained earnings - substantially restricted                                       33,121               30,818
Accumulated other comprehensive loss                                               (5,286)              (2,874)
Treasury stock, at cost (1,134,201 shares at June 2000 and
626,667 at September 1999)                                                        (12,528)              (7,585)
                                                                                 --------             --------

     Total equity                                                                  71,105               75,476
                                                                                 --------             --------

            Total liabilities and equity                                        $ 658,529            $ 612,225
                                                                                =========            =========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Three Months Ended June 30, 2000 and 1999 (unaudited)
                      (in thousands, except for share data)

                                                                                For the Three months ended
                                                                                         June 30,
Interest Income:                                                               2000                 1999
                                                                               ----                 ----
                                                                                      (unaudited)
  Loans                                                                     $ 8,032              $ 6,291
  Mortgage-related securities                                                   923                  897
  Investment securities
     Taxable                                                                  1,865                1,518
     Non-taxable                                                                781                  848
                                                                              -----                -----
     Total interest income                                                   11,601                9,554

Interest Expense:
  Deposits                                                                    3,751                3,320
  Federal Home Loan Bank advances and other                                   3,235                1,666
                                                                              -----                -----
     Total interest expense                                                   6,986                4,986


Net interest income                                                           4,615                4,568

Provision for loan losses                                                       141                  149
                                                                              -----                -----

Net interest income after provision for loan losses                           4,474                4,419

Non-interest Income:
  Service charges and other fees                                                338                  223
   Other income                                                                 126                  123
   Insurance premium income                                                      83                   61
   Gain (loss) on sale of:
     Real estate owned                                                          (53)                  (8)
     Loans                                                                        1                  246
     Available-for-sale securities                                               18                   31
    Other                                                                         -                   (5)
                                                                              -----                -----
      Total non-interest income                                                 513                  671

Non-interest Expense:
  Salaries and net employee benefits                                          1,940                1,898
  Occupancy costs                                                               474                  426
  Data processing                                                               183                  129
  Professional fees                                                             164                  159
  Federal Home Loan Bank service charges                                        166                  133
  Other                                                                         682                  635
                                                                              -----                -----
     Total non-interest expense                                               3,609                3,380


Income before income taxes                                                    1,378                1,710

Income taxes                                                                    202                  330
                                                                              -----                -----


Net income                                                                  $ 1,176              $ 1,380
                                                                            =======              =======

Earnings per share - basic                                                  $  0.25              $  0.27
                                                                            =======              =======
Earnings per share - diluted                                                $  0.24              $  0.25
                                                                            =======              =======

                     Northeast Pennsylvania Financial Corp.
              Consolidated Statement of Comprehensive Income (Loss)
          For the Three Months Ended June 30, 2000 and 1999 (unaudited)
                                 (in thousands)

                                                                            For the Three Months Ended
                                                                                     June 30,
                                                                              2000             1999
                                                                              ----             ----
                                                                                   (unaudited)
Net Income                                                                 $ 1,176          $ 1,380
                                                                           =======          =======

Other comprehensive loss, net of tax Unrealized losses on securities:
    Unrealized holding losses arising during the period                    $(2,424)         $(3,263)
    Less:  Reclassification adjustment for gains included in net
      income                                                                    12               20
                                                                           -------          -------
Other comprehensive loss                                                    (2,412)          (3,243)
                                                                           -------          -------
Comprehensive loss                                                         $(1,236)         $(1,863)
                                                                           =======          =======

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Nine Months Ended June 30, 2000 and 1999 (unaudited)
                      (in thousands, except per share data)

                                                                                For the Nine Months Ended
                                                                                         June 30,
                                                                                   2000             1999
                                                                                   ----             ----
                                                                                        (unaudited)
Interest Income:
  Loans                                                                        $ 22,899         $ 17,839
  Mortgage-related securities                                                     2,760            3,194
  Investment securities:
     Taxable                                                                      5,318            4,156
     Non-Taxable                                                                  2,515            2,308
                                                                               --------         --------
    Total interest income                                                        33,492           27,497

Interest Expense:
  Deposits                                                                       11,209            9,931
  Federal Home Loan Bank advances and other                                       8,237            4,336
                                                                               --------         --------
     Total interest expense                                                      19,446           14,267


Net interest income                                                              14,046           13,230

Provision for loan losses                                                           585              343
                                                                               --------         --------
Net interest income after provision for loan losses                              13,461           12,887

Non-interest Income:
  Service charges and other fees                                                    925              635
  Other Income                                                                      340              305
  Insurance premium income                                                          189              184
  Gain (loss) on the sale of
     Real estate owned                                                             (167)             (39)
     Loans                                                                           15              282
     Available-for-sale securities                                                    5               64
     Other                                                                            -               (6)
                                                                               --------         --------
     Total non-interest income                                                    1,307            1,425


Non-interest Expense:
  Salaries and net employee benefits                                              5,818            5,461
  Occupancy costs                                                                 1,448            1,246
  Data processing                                                                   444              371
  Professional fees                                                                 466              624
  Federal Home Loan Bank and other service charges                                  491              324
  Other                                                                           2,141            1,720
                                                                               --------         --------
     Total non-interest expense                                                  10,808            9,746


Income before income taxes                                                        3,960            4,566

Income taxes                                                                        540              973
                                                                               --------         --------


Net income                                                                      $ 3,420          $ 3,593
                                                                                =======          =======

Earnings per share - basic                                                      $  0.70          $  0.65
                                                                                =======          =======
Earnings per share - diluted                                                    $  0.68          $  0.62
                                                                                =======          =======

                     Northeast Pennsylvania Financial Corp.
              Consolidated Statement of Comprehensive Income (Loss)
          For the Nine Months Ended June 30, 2000 and 1999 (unaudited)
                                 (in thousands)

                                                                                 For the Nine Months Ended
                                                                                         June 30,
                                                                                 2000                 1999
                                                                                 ----                 ----
                                                                                      (unaudited)
Net Income                                                                    $ 3,420              $ 3,593
                                                                              =======              =======

Other comprehensive loss, net of tax Unrealized losses on securities:
    Unrealized holding losses arising during the period                       $(2,415)             $(4,399)
    Less:  Reclassification adjustment for gains included in net
      income                                                                        3                   42
                                                                              -------              -------
Other comprehensive loss                                                       (2,412)              (4,357)
                                                                              -------              -------
Comprehensive loss                                                            $(1,008)              $ (764)
                                                                              =======              =======


                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
           For the Three Years Ended September 30, 1999,1998 and 1997
               and the Nine Months Ended June 30, 2000 (unaudited)
                                 (in thousands)

                                                                            Common Stock            Accumulated
                                                               Additional   Acquired by                Other
                                                   Common      Paid In     stock benefit  Retained  Comprehensive Treasury  Total
                                                   Stock       Capital         plans      Earnings   income(loss)   Stock   Equity


Balance September 30, 1996                         $    -      $    -        $    -       $ 25,874   $   253       $    -  $ 26,127

Net changes in gains (losses) on
     securities available for sale, net of tax                                                         1,030                  1,030
Net Income                                                                                   1,381                            1,381
                                                   -------     -------       -------       -------   -------       -------  -------
Balance September 30, 1997                         $    -      $    -        $    -       $ 27,255   $ 1,283       $    -  $ 28,538

Issuance of Common Stock ($.01 par value;
     16,000,000 authorized shares;
     6,427,350 shares issued)                           64                                                                       64
Additional paid-in Capital                                      61,959                                                       61,959
Unearned Employee Stock Ownership
     Plan (ESOP) shares                                                       (5,142)                                        (5,142)
ESOP shares committed to be released                               124           343                                            467
Net changes in gains (losses) on
     securities available for sale, net of tax                                                                       1,595    1,595
Net loss                                                                                       (47)                             (47)
                                                   -------     -------       -------       -------   -------       -------  -------
Balance September 30, 1998                         $    64    $ 62,083      $ (4,799)     $ 27,208   $ 2,878       $    -   $87,434

Unearned stock awards                                                         (3,312)                                        (3,312)
ESOP shares committed to be released                                77           557                                            634
Stock awards                                                       (41)          488                                            447
Net changes in gains (losses) on
     securities available for sale, net of tax                                                        (5,752)                (5,752)
Treasury stock at cost, (626,667 shares)                                                                            (7,585)  (7,585)
Cash dividend paid                                                                            (955)                            (955)
Net income                                                                                   4,565                            4,565
                                                   -------     -------       -------       -------   -------       -------  -------
Balance September 30, 1999                         $    64    $ 62,119      $ (7,066)     $ 30,818   $(2,874)      $(7,585) $75,476

ESOP shares committed to be released                                77           200                                            277
Stock awards                                                       (38)          442                                            404
Net changes in losses on
     securities available-for-sale, net of tax                                                        (2,412)                (2,412)
Treasury stock at cost, (507,534 shares)                                                                            (4,943)  (4,943)
Cash dividend paid                                                                          (1,117)                          (1,117)
Net income                                                                                   3,420                            3,420
                                                   -------     -------       -------       -------   -------       -------  -------
Balance, June 30, 2000                             $    64    $ 62,158      $ (6,424)     $ 33,121   $(5,286)     $(12,528) $71,105
                                                   =======     =======       =======       =======   =======       =======  =======





                                  Northeast Pennsylvania Financial Corp.
                                   Consolidated Statement of Cash Flows
                     For the Nine Months Ended June 30, 2000 and 1999 (unaudited)
                                             (in thousands)
                                                                                          For the Nine Months Ended
                                                                                                   June 30,
                                                                                             2000           1999
                                                                                             ----           ----
Operating Activities:                                                                            (unaudited)
Net Income                                                                                $ 3,420          $ 3,593
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for REO loss                                                                       64               12
  Provision for loan losses                                                                   585              343
  Depreciation                                                                                853              626
  Deferred income tax provision                                                               461              142
  ESOP expense                                                                                277              455
  Stock award expense                                                                         404              411
  Amortization and (accretion) on:
     Held-to-maturity securities                                                              (4)               32
     Available-for-sale securities                                                        (1,521)              302
  Amortization of deferred loan fees                                                        (122)            (597)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                      167               39
     Loans                                                                                   (15)            (282)
     Available-for-sale securities                                                            (5)             (64)
  Gain (loss) on disposal of property and equipment                                             -                6
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                                 (668)            (467)
    Increase in other assets                                                              (2,481)          (2,137)
    Increase in accrued interest payable                                                      681              106
    Decrease in accrued income taxes payable                                                (776)            (566)
    Increase in other liabilities                                                           1,453            1,542
                                                                                            -----            -----

      Net cash provided by operating activities                                             2,773            3,496

Investing Activities:
Net increase in loans                                                                    (50,801)         (66,023)
Proceeds from sale of:
  Available-for-sale securities                                                            32,058           19,401
  Assets acquired through foreclosure                                                         208              147
  Loans                                                                                     1,051            7,728
Proceeds from repayments of held-to-maturity securities                                         2           17,953
Proceeds from repayments of available-for-sale securities                                   6,952           48,984
Proceeds from disposal of fixed assets                                                          -               71
Purchase of:
  Held-to-maturity securities                                                                   -         (14,545)
  Available-for-sale securities                                                          (24,641)         (72,562)
  Office properties and equipment                                                           (610)          (1,710)
  Federal Home Loan Bank stock                                                            (6,249)          (3,600)
                                                                                          -------          -------

Net cash used in investing activities                                                    (42,030)         (64,156)

Financing Activities:
  Net increase (decrease) in deposit accounts                                            (21,180)           40,475
  Net increase (decrease) in Federal Home Loan Bank short-term advances                    39,500          (8,500)
  Borrowings of Federal Home Loan Bank long-term advances                                  30,000           45,000
  Repayments of Federal Home Loan Bank long-term advances                                    (15)             (14)
  Net increase in advances from borrowers for taxes and insurance                             284              798



                                  Northeast Pennsylvania Financial Corp.
                                   Consolidated Statement of Cash Flows
                        For the Nine Months Ended June 30, 2000 and 1999 (unaudited)
                                              (in thousands)

                                                                                         For the Nine Months Ended
                                                                                                 June 30,

                                                                                            2000            1999
                                                                                            ----            ----
                                                                                                 (unaudited)
     Net increase (decrease) in other borrowings                                            $ 728         $ (520)
    Purchase of common stock for stock incentive plan                                           -         (3,312)
    Purchase of treasury stock                                                            (4,943)         (7,585)
    Cash dividend on common stock                                                         (1,117)           (607)
                                                                                          -------           -----

     Net cash provided by financing activities                                             43,257          65,735

Increase in cash and cash equivalents                                                       4,000           5,075

Cash and cash equivalents, beginning of year                                                4,177           3,053
                                                                                            -----           -----

Cash and cash equivalents, end of year                                                    $ 8,177         $ 8,128
                                                                                          =======         =======

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                             $18,887        $ 14,160
                                                                                          =======        ========
     Income taxes                                                                           $ 696         $ 1,361
                                                                                            =====         =======
Supplemental disclosure - non-cash information:
  Transfer from loans to real estate owned                                                  $ 657           $ 161
                                                                                            =====           =====
   Net change in unrealized losses on securities
     available-for-sale, net of tax                                                     $ (2,412)       $ (4,357)
                                                                                        =========       =========

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Financial Statements Presentation

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 1999. The results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

         Business

         Northeast Pennsylvania Financial Corp. (the "Company") is the holding company for First Federal Bank. First Federal Bank serves Northeastern and Central Pennsylvania through thirteen full service office locations and a loan production office. The Bank provides a wide range of banking services to individual and corporate customers. The Company and the Bank are subject to competition from other financial institutions and other companies that provide financial services. The Company and the Bank are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory authorities.

         Principles of Consolidation and Presentation

         The accompanying financial statements of the Company include the accounts of First Federal Bank, Abstractors, Inc., Northeast Pennsylvania Trust
         Co. and FIDACO, Inc. First Federal Bank, Northeast Pennsylvania Trust Co., and Abstractors, Inc., are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. Northeast Pennsylvania Trust Co. offers trust, estate and asset management services and products. . FIDACO, Inc. is an inactive subsidiary of First Federal Bank and its only major asset is an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

         Earnings per Share

         Earnings per share ("EPS"), basic and diluted, were $0.25 and $0.24, respectively, for the three months ended June 30, 2000, compared to $0.27 and $0.25, respectively, for the three months ended June 30, 1999, and $0.70 and $0.68, respectively, for the nine months ended June 30, 2000, compared to $0.65 and $0.62, respectively, for the nine months ended June 30, 1999.

         The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                      Three months ended              Nine months ended
                                                           June 30,                        June 30,
                                                      2000            1999           2000             1999
                                                      ----            ----           ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Basic:

       Net Income                                   $1,176          $1,380         $3,420           $3,593
                                                    ======          ======         ======           ======

       Weighted average shares outstanding
                                                 4,543,060       5,123,339      4,760,307        5,482,719
       Plus:  ESOP shares released or
          committed to be released                 122,121          66,418        109,266           57,132
                                                   -------          ------        -------           ------
                                                 4,665,181       5,189,757      4,869,573        5,539,851
                                                 =========       =========      =========        =========

       Earnings per share  - basic                   $0.25           $0.27          $0.70            $0.65
                                                     =====           =====          =====            =====



                                                      Three months ended              Nine months ended
                                                           June 30,                        June 30,
                                                      2000            1999           2000             1999
                                                      ----            ----           ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Diluted:  (1)

       Net Income                                   $1,176          $1,380         $3,420           $3,593
                                                    ======          ======         ======           ======

      Basic weighted shares outstanding          4,665,181       5,189,757      4,869,573        5,539,851
       Dilutive Instruments:
         Dilutive effect of outstanding
          stock options                                  -               -              -                -
         Dilutive effect of stock awards           193,984         242,438        193,925          243,089
                                                   -------         -------        -------          -------
                                                 4,859,165       5,432,195      5,063,498        5,782,940
                                                 =========       =========      =========        =========

       Earnings per share  - diluted                 $0.24           $0.25          $0.68            $0.62
                                                     =====           =====          =====            =====

        The Company has 508,930 and 617,310 anti-dilutive common stock options outstanding as of June 30, 2000 and 1999, respectively.  These options are not included in the calculation of diltued earnings per share for the periods presented.

(1) Diluted earnings per share include the dilutive effect of the Company's weighted average stock options/awards outstanding using the Treasury Stock Method.

2.       Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended in July 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and amended again in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB No. 133." This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. This Statement "as amended" becomes effective for fiscal years beginning after December 15, 1999. Earlier adoption is permitted. The Company adopted SFAS 133, prior to the issuance of SFAS 137, in its fourth fiscal quarter of 1998, including its provision for the potential reclassification of investments, resulting in a $56.2 million transfer of securities from held to maturity to available for sale and an increase of $597,000 of unrealized gains, net of taxes, on securities available for sale. The adoption of this Statement did not materially affect the operating results of the Company.

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

         In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "preferred stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of June 30, 2000, there were no shares of preferred stock issued.


4.       Loans

        Loans are summarized as follows:                               June 30,            September 30,
                                                                         2000                  1999
                                                                         ----                  ----
                                                                     (unaudited)
                                                                             (In thousands)
        Real Estate loans:
          One-to four-family                                          $201,283               $196,885
          Multi- family and commercial                                  58,680                 31,497
          Construction                                                   2,968                  3,983
                                                                         -----                  -----
        Total real estate loans                                        262,931                232,365
                                                                       -------                -------

        Consumer Loans:
          Home equity loans and lines of credit                         71,943                 70,118
          Automobile                                                    46,336                 34,619
          Education                                                      3,387                  2,796
          Unsecured lines of credit                                      1,743                  1,744
          Other                                                          7,964                  5,571
                                                                         -----                  -----
        Total consumer loans                                           131,373                114,848
                                                                       -------                -------
        Commercial loans                                                23,465                 21,262
                                                                        ------                 ------
        Total loans                                                    417,769                368,475
                                                                       -------                -------
          Less:
             Allowance for loan losses                                  (3,437)                (2,924)
             Deferred loan origination fees                             (1,497)                (1,361)
                                                                       -------                -------
        Total loans, net                                              $412,835               $364,190
                                                                      ========               ========

         Allowance for loan losses is summarized as follows (in thousands):

                                                 For the nine                                             For the nine
                                                 months ended              For the year ended             months ended
                                                 June 30, 2000             September 30, 1999             June 30, 1999
                                                 -------------             ------------------             -------------
                                                  (unaudited)                                              (unaudited)
         Balance, beginning of period                $2,924                      $2,273                       $2,273
         Charge-offs                                    (88)                       (101)                         (99)
         Recoveries                                      16                           5                            3
         Provision for loan losses                      585                         747                          343
                                                        ---                         ---                          ---
         Balance, end of period                      $3,437                      $2,924                       $2,520
                                                     ======                      ======                       ======

5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                      June 30, 2000             September 30, 1999
                                                                      -------------             ------------------
                                                                       (unaudited)
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                ------------- ------------- -------------- ------------
        Savings accounts (passbook, statement, clubs)                $67,831       19.12%         $69,667      18.53%
        Money market accounts                                         24,617        6.94%          21,132       5.62%
        Certificates of deposit less than $100,000                   163,339       46.03%         185,790      49.41%
        Certificates of deposit greater than $100,000(1)              42,631       12.02%          51,200      13.62%
        NOW Accounts                                                  38,368       10.81%          35,339       9.40%
        Non-interest bearing deposits                                 18,017        5.08%          12,855       3.42%
                                                                      ------        -----          ------       -----
        Total deposits at end of period                             $354,803      100.00%        $375,983     100.00%
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

During the quarter ended June 30, 2000, the Bank continued to diversify and expand its loan products to better serve its growing customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities. The Bank has an investment in and an agreement with BuildersFirst.com (an internet based business-to-business portal offering construction mortgage lending, financial services and other products to the independent homebuilder industry) to purchase one to four family construction loans. These loans will be underwritten according to the Bank's standards. It is anticipated that loan purchases will commence in the fourth fiscal quarter. BuildersFirst.com will provide an internet-based delivery and servicing system giving Northeast Pennsylvania Financial Corp. a virtual management tool.

C.       Non-Performing Assets

The following table presents information regarding the Bank's non-performing assets at the dates indicated (dollars in thousands):

                                                                             June 30,               September 30,
                                                                              2000                      1999
                                                                              ----                      ----
                                                                          (unaudited)
Non-performing assets:
 Non-accrual loans                                                            $1,501                    $1,371
Real estate owned and other repossessed assets                                   316                        98
                                                                                 ---                        --
     Total non-performing assets                                              $1,817                    $1,469
                                                                              ======                    ======

         Total non-performing loans as a percentage of total loans             0.36%                     0.38%
         Total non-performing assets as a percentage of total assets           0.28%                     0.24%

The increase in non-performing loans was not due to any one particular credit, rather it was a result of higher outstanding balances. Real estate owned and other repossessed assets increased due to additional repossessions of residential mortgages acquired through foreclosure.

D.       Liquidity and Capital Resources

The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At June 30, 2000 and 1999, the Bank's liquidity ratios were 12.2% and 12.4%, respectively.

At June 30, 2000, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $54.1 million, or 8.4%, of total assets. At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $57.4 million, or 8.9% of total adjusted assets, which is above the required level of $9.7 million, or 1.5%; a core capital level of $57.4 million, or 8.9% of total adjusted assets, which is above the required level of $26.0 million, or 4.0%; and a risk-based capital of $61.0 million, or 16.9% of risk-weighted assets, which is above the required level of $28.8 million, or 8.0%. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $187.5 million, or 28.5% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2000, the Bank had $225.5 million in advances outstanding from the FHLB, and had an overall borrowing capacity from the FHLB of $289.2 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At June 30, 2000, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $39.9 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account and KEOGH accounts, which are scheduled to mature in less than one year from June 30, 2000, totaled $144.2 million. The Bank expects that substantially all of the maturing certificate accounts, with the exception of jumbo certificates of deposit (balances greater than $100,000 with a negotiated rate of return), will be retained by the Bank at maturity. At June 30, 2000, the Bank had $17.5 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.


E.  Comparison of Financial Condition at June 30, 2000 and September 30, 1999

Total assets increased $46.3 million from $612.2 million at September 30, 1999 to $658.5 million at June 30, 2000. The growth in assets was primarily due to increases in loans receivable, which were funded by increases in FHLB advances.

Securities classified as available-for-sale securities decreased $10.5 million, from $189.8 million at September 30, 1999 to $179.3 million at June 30, 2000. The decrease was primarily attributable to the effect of security sales, particularly tax-free municipal bonds and unrealized losses on available-for-sale securities.

Net loans increased $48.6 million to $412.8 million at June 30, 2000. This was primarily due to a $27.2 million, or 86.3% increase in multi-family and commercial real estate loans, as a result of business development efforts and competitive pricing. Automobile loans increased $11.7 million, or 33.8% primarily due to increased direct and indirect auto loan originations, as a result of more participating automobile dealers. One-to-four family real estate loans increased $4.4 million as a result of loan purchases from other financial institutions. Other consumer loans increased $2.4 million while commercial loans increased $2.2 million. These increases are a result of continued marketing efforts and competitive pricing. A significant portion of this quarter and prior quarters loan originations and purchases were adjustable or floating rate loans. These loans will assist in the management of interest rate risk, as they will be adjusting over the next several quarters, which also should increase their yield to the Bank, assuming the higher interest rate environment continues.

Other assets increased $3.5 million to $12.5 million at June 30, 2000. This change was primarily due to a $2.0 million investment in the preferred stock of BuildersFirst.com. Also contributing to the change was a $1.1 million increase in deferred income taxes, due to the change in other comprehensive income.

Total deposits decreased $21.2 million, or 5.6% to $354.8 million at June 30, 2000. This decrease was primarily due to a $31.0 million decrease in certificates of deposit from $237.0 million at June 30, 1999 to $206.0 million at June 30, 2000, as a result of the maturity of jumbo certificates from local municipalities. This decrease was offset by a $5.2 million increase in non-interest bearing deposits, as well as a $3.5 million increase in money market accounts, resulting from a more active marketing of such accounts, coupled with a concerted effort to build customer relationships.

FHLB advances increased $69.5 million from $156.0 million at September 30, 1999 to $225.5 million at June 30, 2000. This was a result of management's utilization of FHLB borrowings to fund asset growth and offset the decrease in deposits. FHLB borrowings have been invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Total equity decreased $4.4 million to $71.1 million at June 30, 2000. This decrease in equity resulted primarily from a repurchase of 507,534 shares of common stock at a cost of $4.9 million. Also contributing to this decline was a $2.4 million increase in unrealized losses on securities reflected in accumulated other comprehensive loss. These decreases were partially offset by net income of $3.4 million for the period less dividends of $1.1 million.

F. Comparison of Operating Results for the Three Months ended June 30, 2000 and June 30, 1999

General. The Company had net income of $1.2 million for the three months ended June 30, 2000, compared to net income of $1.4 million for the three months ended June 30, 1999, a decrease of $204,000 or 14.8%. This decrease was primarily attributable to a $229,000 rise in non-interest expense, as well as a $158,000 decrease in non-interest income.

Interest Income. Total interest income increased $2.0million, or 21.4%, from $9.6 million for the three months ended June 30, 1999 to $11.6 million for the three months ended June 30, 2000. This was primarily due to a $99.4 million, or 18.3%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $1.7 million, or 27.7% from $6.3 million for the period ending June 30, 1999 to $8.0 million at June 30, 2000, primarily due to a $62.8 million increase in the average balance of real estate loans and a $24.8 million increase in the average balance of consumer loans.

Interest Expense. Interest expense increased $2.0 million, or 40.1%, from $5.0 million for the three months ended June 30, 1999 to $7.0 million for the three months ended June 30, 2000. The increase in interest expense was primarily the result of an $89.7 million increase in the average balance of FHLB advances and other borrowings, which increased from $128.5 million at June 30, 1999 to $218.3 million at June 30, 2000, as well as a 76 basis point increase in the weighted average rate paid on those borrowings from 5.20% for the three months ended June 30, 1999 to 5.96% for the three months ended June 30, 2000. The increase in FHLB advances reflects management's decision to more heavily utilize FHLB advances to fund asset growth and offset deposit outflow. Contributing to the increase in interest expense was a $361,000 increase in interest expense on certificates of deposit, which was the result of a $13.0 million increase in the average balance of these accounts.

Provision for Loan Losses. The Bank's provision for loan losses for the three months ended June 30, 2000 was $141,000 compared to $149,000 for the three months ended June 30, 1999. The provision for loan losses increases the allowance for loan losses. The allowance is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. At June 30, 2000 and June 30, 1999 the allowance for loan losses was $3.4 million and $2.5 million, respectively. This represented 229.0% of non-performing loans and .82% of total loans at June 30, 2000 compared to 239.3% of non-performing loans and .73% of total loans at June 30, 1999.

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

Non-interest Income. Non-interest income decreased $158,000 from $671,000 to $513,000, for the three months ended June 30, 2000. The decrease in non-interest income was primarily due to a decrease in gain on sale of loans from $246,000 to $1,000 for the three months ended June 30, 2000, as a result of the sale of mortgage loans as part of a restructuring transaction in the period ended June 30, 1999. Also contributing to the decrease was a $45,000 increase in loss on real estate owned, due to an increase in assets acquired through foreclosure. Offsetting the decrease was a $115,000, or 51.6% increase in service charges and other fees resulting from increased customer activity on the various deposit and loan accounts, and late charges on a delinquent loan brought current.

Non-interest Expense. Total non-interest expense increased from $3.4 million for the three months ended June 30, 1999 to $3.6 million for the three months ended June 30, 2000. Data processing increased $54,000 due to a maintenance contract incurred in the current quarter as a result of a vendor billing error. Occupancy costs increased $48,000 as a result of three additional branches since June 1999. Other expense increased $47,000 due to the amortization of goodwill from the purchase of the Danville branch. Salaries and benefits increased $42,000 as a result of the addition of the new branches, as well as the additional staff hired by Northeast Pennsylvania Trust Co.

Income Taxes. The Company had an income tax provision of $202,000 for the three months ended June 30, 2000, compared to a provision of $330,000 for the three months ended June 30, 1999 resulting in effective tax rates of 14.6%, and 19.3%, respectively. The decline in income tax expense was attributable to an increase in tax-free income due to the purchase of municipal securities, as well as a decrease in income before taxes.

G. Comparison of Operating Results for the Nine Months ended June 30, 2000 and June 30, 1999.

General. For the nine months ended June 30, 2000, the Company reported net income of $3.4 million, compared to net income of $3.6 million for the same period in 1999. The decrease was due to a $5.2 million increase in interest expense, offset by a $6.0 million increase in interest income and a $1.1 million increase in non-interest expense.

Interest Income. Total interest income increased $6.0 million, or 21.8%, from $27.5 million, for the nine months ended June 30, 1999 to $33.5 million for the nine months ended June 30, 2000, primarily due to a $98.8 million, or 18.9%, increase in the average balance of interest earning assets.

Interest income on investment securities increased $1.4 million, or 21.2% to $7.8 million for the nine months ended June 30, 2000, primarily due to an $18.0 million increase in the average balance of such securities. Interest income on loans increased $5.1 million, or 28.4%, to $22.9 million for the nine months ended June 30, 2000. This was primarily due to the increase in the average balance on real estate loans increasing by $54.8 million from $194.8 million at June 30, 1999 to $249.6 million at June 30, 2000, due to the increased purchase of loans from June 1999. Interest income on consumer loans grew $2.1 million, or 36.7%, from $5.7 million at June 30, 1999 to $7.8 million at June 30, 2000, due to a $31.0 million increase on the average balance of these loans. An increase in indirect auto loan originations, as well as greater marketing efforts and competitive pricing of these loans was the basis for the growth in consumer loans.

Interest Expense. Interest expense increased $5.2 million, or 36.3%, from $14.3 million to $19.4 million for the nine months ended June 30, 1999 and June 30, 2000, respectively. The increase in interest expense was primarily the result of an $81.6 million increase in the average balance of FHLB advances, which increased from $111.4 million at June 30, 1999 to $193.0 million at June 30, 2000, as well as an increase in the weighted average rate paid on such borrowings from 5.20% at June 30, 1999 to 5.70% at June 30, 2000. The increase in FHLB advances reflects management's decision to more heavily utilize FHLB advances to fund asset growth and offset the deposit outflow. This increase in interest expense was also due to an overall increase in interest expense on deposits primarily due to a $24.4 million, or 11.7%, rise in the average balance of certificate accounts.

Provision for Loan Losses. The Bank's provision for loan losses for the nine months ended June 30, 2000 was $585,000 compared to $343,000 for the nine months ended June 30, 1999. The increase in the provision was a result of the $49.3 million increase in outstanding total loan balances from September 1999 to June 2000. The provision for loan losses increases the allowance for loan losses. The allowance is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

Non-interest income. The Company experienced a $118,000 decrease in non-interest income from $1.4 million for the nine months ended June 30, 1999 to $1.3 million for the nine months ended June 30, 2000. The decrease was largely the result of a $267,000 decrease in gain on sale of loans due to the sales of mortgage loans as a part of a restructuring transaction in the period ending June 30, 1999. Contributing to this decrease was a $128,000 increase in the loss on the sale of real estate owned, due to an increase in assets acquired through foreclosure. The decrease in non-interest income was offset by a $290,000 increase in service charges and other fees, due to increased customer activity on various deposit and loan accounts and delinquent loan fees on a loan brought current.

Non-interest expense. Total non-interest expense increased from $9.7 million, for the nine months ended June 30, 1999 to $10.8 million for the nine months ended June 30, 2000. The largest increase in non-interest expense was in other expense, which increased $421,000, primarily due to the amortization of goodwill associated with branch and subsidiary acquisitions and increased advertising costs due to loan and deposit product promotions. Salary and benefit expense increased $357,000, or 6.5% due to the additional staffing of new branches since June 1999. There was also a $202,000, or 16.2% increase in occupancy costs associated with branch expansion. FHLB and other service charges increased $167,000, or 51.5%, mainly due to increased charges for higher ATM volume. Offsetting the increases was a $158,000 decrease in professional fees, as a result of consulting fees paid in prior year for expansion into new market areas.

Income taxes. The Company had income tax expense of $540,000 for the nine months ended June 30, 2000, compared to $973,000 for the nine months ended June 30, 1999, resulting in effective tax rates of 13.6% and 21.3% for the nine months ended June 30, 2000 and June 30, 1999, respectively. The decline in the effective tax rate was the result of increased tax-free income.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  As of June 30, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

Item 6.           Exhibits and Reports on Form 8-K

(A)      Exhibits

              2.1 Agreement and Plan of Merger, dated June 2, 2000, by and between Northeast Pennsylvania Financial Corp., Northeast Acquisition, Inc. and Security of Pennsylvania Financial Corp.*

              3.1 Certificate of Incorporation of Northeast Pennsylvania Financial Corp.**

              3.2          Bylaws of Northeast Pennsylvania Financial Corp.

              4.0 Form of Stock Certificate of Northeast Pennsylvania Financial Corp.**

              11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

              27.0 Financial Data Schedule (submitted only with filing in electronic format)

         * Incorporated herein by reference into this document from the Form 8-K filed on June 15, 2000.

         **Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

(B)      Reports on Form 8-K

               On June 2, 2000, the Company filed an 8-K to announce that it had entered into an agreement and plan of merger with Security of Pennsylvania Financial Corp., Hazleton, Pennsylvania. A copy of the press release announcing the merger was attached by exhibit.

               On June 15, 2000, the Company filed an 8-K summarizing the material components of its merger agreement and plan of merger with Security of Pennsylvania Financial Corp., Hazleton, Pennsylvania. A copy of the agreement and plan of merger was filed by exhibit.

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




                                          NORTHEAST PENNSYLVANIA
                                          FINANCIAL CORP.


Date:                                     By: /s/ E. Lee Beard
                                          E. Lee Beard
                                          President and Chief Executive Officer

Date:                                     By: /s/ Patrick J. Owens, Jr.
                                          Patrick J. Owens, Jr.
                                          Treasurer and Chief Financial Officer

                                  Exhibit Index
                                  -------------

3.2 Bylaws of Northeast Pennsylvania Financial Corp.

27.0 Financial Data Schedule (submitted only with filing in electronic format)



                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                     BYLAWS

                            ARTICLE I - STOCKHOLDERS

         Section 1.        Annual Meeting.
         ---------         --------------

         An annual meeting of the stockholders, for the election of Directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held at such place, on such date, and at such time as the Board of Directors shall each year fix, which date shall be within thirteen (13) months subsequent to the later of the date of incorporation or the last annual meeting of stockholders.

         Section 2.        Special Meetings.
         ---------         ----------------

         Subject to the rights of the holders of any class or series of preferred stock of the Corporation, special meetings of stockholders of the Corporation may be called only by the Board of Directors pursuant to a resolution adopted by a majority of the total number of Directors which the Corporation would have if there were no vacancies on the Board of Directors (hereinafter the "Whole Board").

         Section 3.        Notice of Meetings.
         ---------         ------------------

         Written notice of the place, date, and time of all meetings of the stockholders shall be given, not less than ten (10) nor more than sixty (60) days before the date on which the meeting is to be held, to each stockholder entitled to vote at such meeting, except as otherwise provided herein or required by law (meaning, here and hereinafter, as required from time to time by the Delaware General Corporation Law or the Certificate of Incorporation of the Corporation).

         When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty
(30) days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date, and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

         Section 4.        Quorum.
         ---------         ------

         At any meeting of the stockholders, the holders of a majority of all of the shares of the stock entitled to vote at the meeting, present in person or by proxy (after giving effect to the provisions of Article FOURTH of the Corporation's Certificate of Incorporation), shall constitute a quorum for all purposes, unless or except to the extent that the presence of a larger number may be required by law. Where a separate vote by a class or classes is required, a majority of the shares of such class or classes present in person or represented by proxy (after giving effect to the provisions of Article FOURTH of the Corporation's Certificate of Incorporation) shall constitute a quorum entitled to take action with respect to that vote on that matter.

         If a quorum shall fail to attend any meeting, the chairman of the meeting or the holders of a majority of the shares of stock entitled to vote who are present, in person or by proxy, may adjourn the meeting to another place, date, or time.

         If a notice of any adjourned special meeting of stockholders is sent to all stockholders entitled to vote thereat, stating that it will be held with those present in person or by proxy constituting a quorum, then except as otherwise required by law, those present in person or by proxy at such adjourned meeting shall constitute a quorum, and all matters shall be determined by a majority of the votes cast at such meeting.

         Section 5.        Organization.
         ---------         ------------

         Such person as the Board of Directors may have designated or, in the absence of such a person, the Chairman of the Board of the Corporation or, in his or her absence, such person as may be chosen by the holders of a majority of the shares entitled to vote who are present, in person or by proxy, shall call to order any meeting of the stockholders and act as chairman of the meeting. In the absence of the Secretary of the Corporation, the secretary of the meeting shall be such person as the chairman appoints.

         Section 6.        Conduct of Business.
         ---------         -------------------

                  (a) The chairman of any meeting of stockholders shall determine the order of business and the procedures at the meeting, including such regulation of the manner of voting and the conduct of discussion as seem to him or her in order. The date and time of the opening and closing of the polls for each matter upon which the stockholders will vote at the meeting shall be announced at the meeting.

                  (b) At any annual meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting: (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the Corporation who is entitled to vote with respect thereto and who complies with the notice procedures set forth in this Section 6(b). For business to be properly brought before an annual meeting by a stockholder, the business must relate to a proper subject matter for stockholder action and the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation not less than ninety (90) days prior to the date of the annual meeting; provided, however, that in the event that less than one hundred (100) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A stockholder's notice to the Secretary shall set forth as to each matter such stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (ii) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business; (iii) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder; and (iv) any material interest of such stockholder in such business. Notwithstanding anything in these Bylaws to the contrary, no business shall be brought before or conducted at an annual meeting except in accordance with the provisions of this Section 6(b). The Officer of the Corporation or other person presiding over the annual meeting shall, if the facts so warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 6(b) and, if he should so determine, he shall so declare to the meeting and any such business so determined to be not properly brought before the meeting shall not be transacted.

         At any special meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting by or at the direction of the Board of Directors.

                  (c) Only persons who are qualified under Article II, Section 1 of these Bylaws and nominated in accordance with the procedures set forth in these Bylaws shall be eligible for election as Directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders at which directors are to be elected only: (i) by or at the direction of the Board of Directors; or (ii) by any stockholder of the Corporation entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in this Section 6(c). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered or mailed to and received at the principal executive offices of the Corporation not less than ninety (90) days prior to the date of the meeting; provided, however, that in the event that less than one hundred (100) days' notice or prior disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice shall set forth: (i) as to each person whom such stockholder proposes to nominate for election or re-election as a Director, all information relating to such person that would indicate such person's qualification under Article II,
Section 1, including an affidavit that such person would not be disqualified under the provisions of Section 1(d), and such information that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the stockholder giving the notice (x) the name and address, as they appear on the Corporation's books, of such stockholder and (y) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the Secretary of the Corporation that information required to establish his or her qualifications and to be set forth in a stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the provisions of this Section 6(c) and Section 1 of Article
II. The Officer of the Corporation or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with such provisions and, if he or she shall so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

         Section 7.        Proxies and Voting.
         ---------         ------------------

         At any meeting of the stockholders, every stockholder entitled to vote may vote in person or by proxy authorized by an instrument in writing filed in accordance with the procedure established for the meeting. Any facsimile telecommunication or other reliable reproduction of the writing or transmission created pursuant to this paragraph may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission.

         All voting, including on the election of Directors but excepting where otherwise required by law or by the governing documents of the Corporation, may be made by a voice vote; provided, however, that upon demand therefor by a stockholder entitled to vote or his or her proxy, a stock vote shall be taken. Every stock vote shall be taken by ballot, each of which shall state the name of the stockholder or proxy voting and such other information as may be required under the procedures established for the meeting. The Corporation shall, in advance of any meeting of stockholders, appoint one or more inspectors to act at the meeting and make a written report thereof. The Corporation may designate one or more persons as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his ability.

         All elections shall be determined by a plurality of the votes cast, and except as otherwise required by law or the Certificate of Incorporation, all other matters shall be determined by a majority of the votes cast.

         Section 8.        Stock List.
         ---------         ----------

         A complete list of stockholders entitled to vote at any meeting of stockholders, arranged in alphabetical order for each class of stock and showing the address of each such stockholder and the number of shares registered in his or her name, shall be open to the examination of any such stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held.

         The stock list shall also be kept at the place of the meeting during the whole time thereof and shall be open to the examination of any such stockholder who is present. This list shall presumptively determine the identity of the stockholders entitled to vote at the meeting and the number of shares held by each of them.

         Section 9.        Consent of Stockholders in Lieu of Meeting.
         ---------         ------------------------------------------

         Subject to the rights of the holders of any class or series of preferred stock of the Corporation, any action required or permitted to be taken by the stockholders of the Corporation must be effected at an annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders.

                         ARTICLE II - BOARD OF DIRECTORS

         Section 1.        General Powers, Number, Term of Office and
                           ------------------------------------------
                           Qualifications.
                           ---------------

         (a)      General    Powers.     The   business  and  affairs  of  the
                  Corporation shall be under the direction of its Board of Directors. The Board of Directors shall annually elect a Chairman of the Board from among its members who shall, when present, preside at its meetings.

         (b) Number. The number of Directors who shall constitute the Whole Board shall be such number as the Board of Directors shall from time to time have designated, except that in the absence of such designation shall be nine (9).

         Except for the initial members of the Board of Directors as of the effective date of these Bylaws, no person shall be eligible for initial election as a Director who is 68 years of age or more. No person may be elected, appointed, nominated or otherwise serve as a Director of the Corporation after December 31 of the year in which such person attains the age of 70. Vacancies on the Board of Directors created by operation of this provision may be filled in accordance with these Bylaws.

         (c) Term of Office. The Directors, other than those who may be elected by the holders of any class or series of Preferred Stock, shall be divided, with respect to the time for which they severally hold office, into three classes, with the term of office of the first class to expire at the first
                  annual  meeting   of stockholders,  the term of office of the
                  second class to expire at the annual meeting of stockholders one year thereafter and the term of office of the third class to expire at the annual meeting of stockholders two years thereafter, with each Director to hold office until his or her successor shall have been duly elected and qualified At each annual meeting of stockholders, Directors elected to succeed those Directors whose terms then expire shall be elected  for  a  term  of  office  to  expire  at  the  third
                  succeeding   annual   meeting  of  stockholders  after  their
                  election,  with  each   Director  to hold office until his or
                  her  successor shall have  been  duly  elected  and qualified.

         (d)      No person  shall be eligible  for  election or  appointment to the Board of Directors:  (i) if such person has, within the previous 10 years,  been the subject of supervisory
                  action by a financial regulatory agency that resulted in a cease and desist order or an agreement or other written statement subject to public disclosure under 12U.S.C.1818(u), or any successor provision; (ii)if such person has been convicted of a crime involving dishonesty or breach of trust which is punishable by imprisonment for a term exceeding one year under state or federal law; (iii) if such person is currently charged in any information, indictment, or other complaint with the commission of or participation in such a crime; and (iv) unles such person has been, for a period of at least one year prior to his or her election, nomination
                  or  appointment,  a  resident  of  a  county  in   which  the
                  Corporation or its subsidiaries maintains a banking office or of a county contiguous to any such county or had significant business ties to such counties. No person may serve on the Board of Directors and at the same time be a director or officer of another co-operative bank, credit union, savings bank, savings and loan association, trust company, bank holding company or banking association (in each case whether chartered by a state, the federal government or any other jurisdiction) that engages in business activities in the
                  same  market  area  as  the  Corporation   or   any   of  its
                  subsidiaries. No person shall be eligible for election to the Board of Directors if such person is the representative or agent of a person or acting in concert (as that term is used to describe relationships involved in either presumptive or actual concerted action under 12 C.F.R. Section 574.4(d)) with respect to the Corporation or its subsidiaries, with a person who is ineligible for election to the Board of Directors under this Subsection 1(d). No nomination of any individual who would not be qualified to be elected or appointed to or serve as a member of the Board of Directors under this Article II, Section 1(d) shall be valid, accepted or voted upon. The Board of Directors shall have the power
                  to  construe  and  apply  the  provisions  of this   Section
                  1(d) and to make all determinations necessary to implement such provisions, including but not limited to determinations as to whether any persons are a group acting in concert, as defined by this Section 1(d). The Board may request from a
                  nominee  information  it  deems  relevant   to   assessing  a
                  nominee's satisfaction of the requirements  of this Section
                  1(d).

         Section 2.        Vacancies and Newly Created Directorships.
         ---------         -----------------------------------------

         Subject to the rights of the holders of any class or series of Preferred Stock, and unless the Board of Directors otherwise determines, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled only by a majority vote of the Directors then in office, though less than a quorum, and Directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which they have been elected expires and until such Director's successor shall have been duly elected and qualified. No decrease in the number of authorized directors constituting the Board shall shorten the term of any incumbent Director.

         Section 3.        Regular Meetings.
         ---------         ----------------

         Regular meetings of the Board of Directors shall be held at such place or places, on such date or dates, and at such time or times as shall have been established by the Board of Directors and publicized among all Directors. A notice of each regular meeting shall not be required.

         Section 4.        Special Meetings.
         ---------         ----------------

         Special meetings of the Board of Directors may be called by one-third (1/3) of the Directors then in office (rounded up to the nearest whole number), by the Chairman of the Board or the President or, in the event that the Chairman of the Board or President are incapacitated or otherwise unable to call such meeting, by the Secretary, and shall be held at such place, on such date, and at such time as they, or he or she, shall fix. Notice of the place, date, and time of each such special meeting shall be given each Director by whom it is not waived by mailing written notice not less than five (5) days before the meeting or by telegraphing or telexing or by facsimile transmission of the same not less than twenty-four (24) hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.

         Section 5.        Quorum.
         ---------         ------

         At any meeting of the Board of Directors, a majority of the Whole Board shall constitute a quorum for all purposes. If a quorum shall fail to attend any meeting, a majority of those present may adjourn the meeting to another place, date, or time, without further notice or waiver thereof.

         Section 6.       Participation in Meetings By Conference Telephone.
         ---------        -------------------------------------------------

         Members of the Board of Directors, or of any committee thereof, may participate in a meeting of such Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and such participation shall constitute presence in person at such meeting.

         Section 7.        Conduct of Business.
                           -------------------

         At any meeting of the Board of Directors, business shall be transacted in such order and manner as the Board may from time to time determine, and all matters shall be determined by the vote of a majority of the Directors present, except as otherwise provided herein or required by law. Action may be taken by the Board of Directors without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors.

         Section 8.        Powers.
         ---------         ------

         The Board of Directors may, except as otherwise required by law, exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, including, without limiting the generality of the foregoing, the unqualified power:

                  (1) To declare dividends from time to time in accordance with law;

                  (2)      To  purchase  or  otherwise   acquire  any  property
                           rights  or   privileges  on   such terms as it shall
                           determine;

                  (3) To authorize the creation, making and issuance, in such form as it may determine, of written obligations of every kind, negotiable or non-negotiable, secured or unsecured, and to do all things necessary in connection therewith;

                  (4)      To remove any   Officer of the  Corporation  with or
                           without cause, and from time to time to devolve the powers and duties of any Officer upon any other person for the time being;

                  (5) To confer upon any Officer of the Corporation the power to appoint, remove and suspend subordinate Officers, employees and agents;

                  (6) To adopt from time to time such stock, option, stock purchase, bonus or other compensation plans for Directors, Officers, employees and agents of the
                           Corporation   and   its  subsidiaries  as  it   may
                           determine;

                  (7)      To   adopt   from   time  to  time  such  insurance,
                           retirement, and other benefit plans for Directors, Officers, employees and agents of the Corporation and its subsidiaries as it may determine;

                  (8)      To  adopt  from  time  to  time   regulations,   not
                           inconsistent with these Bylaws, for the management of the Corporation's business and affairs; and

                  (9) To fix the Compensation of officers and employees of the Corporation and its subsidiaries as it may determine.

         Section 9.        Compensation of Directors.
         ---------         -------------------------

         Directors, as such, may receive, pursuant to resolution of the Board of Directors, fixed fees and other compensation for their services as Directors, including, without limitation, their services as members of committees of the Board of Directors.


                            ARTICLE III - COMMITTEES

         Section 1.        Committees of the Board of Directors.
         ---------         ------------------------------------

         The Board of Directors, by a vote of a majority of the Board of Directors, may from time to time designate committees of the Board, with such lawfully delegable powers and duties as it thereby confers, to serve at the pleasure of the Board and shall, for these committees and any others provided for herein, elect a Director or Directors to serve as the member or members, designating, if it desires, other Directors as alternate members who may replace any absent or disqualified member at any meeting of the committee. Any committee so designated may exercise the power and authority of the Board of Directors to declare a dividend, to authorize the issuance of stock or to adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law if the resolution which designates the committee or a supplemental resolution of the Board of Directors shall so provide. In the absence or disqualification of any member of any committee and any alternate member in his or her place, the member or members of the committee present at the meeting and not disqualified from voting, whether or not he or she or they constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of the absent or disqualified member.

         Section 2.        Conduct of Business.
         ---------         -------------------

         Each committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as otherwise provided herein or required by law. Adequate provision shall be made for notice to members of all meetings. The quorum requirements for each such committee shall be a majority of the members of such committee unless otherwise determined by the Board of Directors by a majority vote of the Board of Directors which such quorum determined by a majority of the Board may be one-third of such members and all matters considered by such committees shall be determined by a majority vote of the members present. Action may be taken by any committee without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of such committee.

         Section 3.        Nominating Committee.
         ---------         --------------------

         The Board of Directors shall appoint a Nominating Committee of the Board, consisting of not less than three (3) members. The Nominating Committee shall have authority: (a) to review any nominations for election to the Board of Directors made by a stockholder of the Corporation pursuant to Section 6(c)(ii) of Article I of these Bylaws in order to determine compliance with such Bylaw; and (b) to recommend to the Whole Board nominees for election to the Board of Directors to replace those Directors whose terms expire at the annual meeting of stockholders next ensuing.


                              ARTICLE IV - OFFICERS

         Section 1.        Generally.
         ---------         ---------

                  (a) The Board of Directors as soon as may be practicable after the annual meeting of stockholders shall choose a Chairman of the Board, Chief Executive Officer, a President, one or more Vice Presidents, a Secretary and a Treasurer and from time to time may choose such other officers as it may deem proper. The Chairman of the Board shall be chosen from among the Directors. Any number of offices may be held by the same person.

                  (b) The term of office of all Officers shall be until the next annual election of Officers and until their respective successors are chosen but any Officer may be removed from office at any time by the affirmative vote of a majority of the authorized number of Directors then constituting the Board of Directors.

                  (c) All Officers chosen by the Board of Directors shall have such powers and duties as generally pertain to their respective Offices, subject to the specific provisions of this ARTICLE IV. Such officers shall also have such powers and duties as from time to time may be conferred by the Board of Directors or by any committee thereof.

         Section 2.        Chairman of the Board of Directors.
         ---------         ----------------------------------

         The Chairman of the Board, subject to the provisions of these Bylaws and to the direction of the Board of Directors, when present shall preside at all meetings of the stockholders of the Corporation. The Chairman of the Board shall perform such duties designated to him by the Board of Directors and which are delegated to him or her by the Board of Directors by resolution of the Board of Directors.

         Section 3.        President and Chief Executive Officer.
         ---------         -------------------------------------

         The President and Chief Executive Officer shall have general responsibility for the management and control of the business and affairs of the Corporation and shall perform all duties and have all powers which are commonly incident to the office of President and Chief Executive Officer or which are delegated to him or her by the Board of Directors. Subject to the direction of the Board of Directors, the President and Chief Executive Officer shall have power to sign all stock certificates, contracts and other instruments of the Corporation which are authorized and shall have general supervision of all of the other Officers (other than the Chairman of the Board), employees and agents of the Corporation.

         Section 4.        Vice President.
         ----------        --------------

         The Vice President or Vice Presidents shall perform the duties of the President in his absence or during his inability to act. In addition, the Vice Presidents shall perform the duties and exercise the powers usually incident to their respective offices and/or such other duties and powers as may be properly assigned to them by the Board of Directors, the Chairman of the Board or the President. A Vice President or Vice Presidents may be designated as Executive Vice President or Senior Vice President.

         Section 5.        Secretary.
         ---------         ---------

         The Secretary or Assistant Secretary shall issue notices of meetings, shall keep their minutes, shall have charge of the seal and the corporate books, shall perform such other duties and exercise such other powers as are usually incident to such office and/or such other duties and powers as are properly assigned thereto by the Board of Directors, the Chairman of the Board or the President. Subject to the direction of the Board of Directors, the Secretary shall have the power to sign all stock certificates.

         Section 6.        Treasurer.
                           ---------

         The Treasurer shall be the Comptroller of the Corporation and shall have the responsibility for maintaining the financial records of the Corporation. He or she shall make such disbursements of the funds of the Corporation as are authorized and shall render from time to time an account of all such transactions and of the financial condition of the Corporation. The Treasurer shall also perform such other duties as the Board of Directors may from time to time prescribe. Subject to the direction of the Board of Directors, the Treasurer shall have the power to sign all stock certificates.

         Section 7.        Assistant Secretaries and Other Officers.
         ---------         -----------------------------------------

         The Board of Directors may appoint one or more Assistant Secretaries and such other Officers who shall have such powers and shall perform such duties as are provided in these Bylaws or as may be assigned to them by the Board of Directors, the Chairman of the Board or the President.

         Section 8.    Action with Respect to Securities of Other Corporations.
         ---------     --------------------------------------------------------

         Unless otherwise directed by the Board of Directors, the President or any Officer of the Corporation authorized by the President shall have power to vote and otherwise act on behalf of the Corporation, in person or by proxy, at any meeting of stockholders of or with respect to any action of stockholders of any other corporation in which this Corporation may hold securities and otherwise to exercise any and all rights and powers which this Corporation may possess by reason of its ownership of securities in such other corporation.

                                ARTICLE V - STOCK

         Section 1.        Certificates of Stock.
         ---------         ---------------------

         Each stockholder shall be entitled to a certificate signed by, or in the name of the Corporation by, the Chairman of the Board or the President, and by the Secretary or an Assistant Secretary, or any Treasurer or Assistant Treasurer, certifying the number of shares owned by him or her. Any or all of the signatures on the certificate may be by facsimile.

         Section 2.        Transfers of Stock.
         ---------         ------------------

         Transfers of stock shall be made only upon the transfer books of the Corporation kept at an office of the Corporation or by transfer agents designated to transfer shares of the stock of the Corporation. Except where a certificate is issued in accordance with Section 4 of Article V of these Bylaws, an outstanding certificate for the number of shares involved shall be surrendered for cancellation before a new certificate is issued therefor.

         Section 3.        Record Date.
         ---------         -----------

         In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders, or to receive payment of any dividend or other distribution or allotment of any rights or to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of any meeting of stockholders, nor more than sixty (60) days prior to the time for such other action as hereinbefore described; provided, however, that if no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given or, if notice is waived, at the close of business on the next day preceding the day on which the meeting is held, and, for determining stockholders entitled to receive payment of any dividend or other distribution or allotment or rights or to exercise any rights of change, conversion or exchange of stock or for any other purpose, the record date shall be at the close of business on the day on which the Board of Directors adopts a resolution relating thereto.

         A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

         Section 4.        Lost, Stolen or Destroyed Certificates.
         ---------         --------------------------------------

         In the event of the loss, theft or destruction of any certificate of stock, another may be issued in its place pursuant to such regulations as the Board of Directors may establish concerning proof of such loss, theft or destruction and concerning the giving of a satisfactory bond or bonds of indemnity.

         Section 5.        Regulations.
         ---------         -----------

         The issue, transfer, conversion and registration of certificates of stock shall be governed by such other regulations as the Board of Directors may establish.

                              ARTICLE VI - NOTICES

         Section 1.        Notices.
         ---------         -------

         Except as otherwise specifically provided herein or required by law, all notices required to be given to any stockholder, Director, Officer, employee or agent shall be in writing and may in every instance be effectively given by hand delivery to the recipient thereof, by depositing such notice in the mails, postage paid, or by sending such notice by prepaid telegram or mailgram or other courier. Any such notice shall be addressed to such stockholder, Director, Officer, employee or agent at his or her last known address as the same appears on the books of the Corporation. The time when such notice is received, if hand delivered, or dispatched, if delivered through the mails or by telegram or mailgram or other courier, shall be the time of the giving of the notice.

         Section 2.        Waivers.
         ---------         -------

         A written waiver of any notice, signed by a stockholder, Director, Officer, employee or agent, whether before or after the time of the event for which notice is to be given, shall be deemed equivalent to the notice required to be given to such stockholder, Director, Officer, employee or agent. Neither the business nor the purpose of any meeting need be specified in such a waiver.

                           ARTICLE VII - MISCELLANEOUS

         Section 1.        Facsimile Signatures.
         ---------         --------------------

         In addition to the provisions for use of facsimile signatures elsewhere specifically authorized in these Bylaws, facsimile signatures of any officer or officers of the Corporation may be used whenever and as authorized by the Board of Directors or a committee thereof.

         Section 2.        Corporate Seal.
         ---------         --------------

         The Board of Directors may provide a suitable seal, containing the name of the Corporation, which seal shall be in the charge of the Secretary. If and when so directed by the Board of Directors or a committee thereof, duplicates of the seal may be kept and used by the Treasurer or by an Assistant Secretary or an assistant to the Treasurer.

         Section 3.        Reliance Upon Books, Reports and Records.
         ---------         ----------------------------------------

         Each Director, each member of any committee designated by the Board of Directors, and each Officer of the Corporation shall, in the performance of his or her duties, be fully protected in relying in good faith upon the books of account or other records of the Corporation and upon such information, opinions, reports or statements presented to the Corporation by any of its Officers or employees, or committees of the Board of Directors so designated, or by any other person as to matters which such Director or committee member reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation.

         Section 4.        Fiscal Year.
         ---------         -----------

         The fiscal year of the Corporation shall be as fixed by the Board of Directors.

         Section 5.        Time Periods.
         ---------         ------------

         In applying any provision of these Bylaws which requires that an act be done or not be done a specified number of days prior to an event or that an act be done during a period of a specified number of days prior to an event, calendar days shall be used, the day of the doing of the act shall be excluded, and the day of the event shall be included.

                            ARTICLE VIII - AMENDMENTS

         The Board of Directors may amend, alter or repeal these Bylaws at any meeting of the Board, provided notice of the proposed change was given not less than two (2) days prior to the meeting. The stockholders shall also have power to amend, alter or repeal these Bylaws at any meeting of stockholders provided notice of the proposed change was given in the notice of the meeting; provided, however, that, notwithstanding any other provisions of the Bylaws or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the voting stock required by law, the Certificate of Incorporation, any Preferred Stock Designation or these Bylaws, the affirmative votes of the holders of at least 80% of the voting power of all the then-outstanding shares of the Voting Stock, voting together as a single class, shall be required to alter, amend or repeal any provisions of these Bylaws.

The above Bylaws are effective as of May 16, 2000.