Form 10-K405
period 2000-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2000-12-21
CIK 1050996

FORM 10-K
                                 UNITED STATES
                       SECURlTIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File Number 1-13793

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             06-1504091
-------------------------------------------------------------------------------
(State or other jurisdiction of                                 I.R.S. Employer
Incorporation or organization)                              Identification No.)

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                           18201-6591
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (570) 459-3700
                                                   --------------

Securities registered under Section 12 (b) of the Act:

     Title of each class              Name of each exchange on which registered

Common Stock, par value $0.01 per share                 American Stock Exchange
---------------------------------------                 -----------------------
          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                      ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_X__ No ___

Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting and non-voting stock held by non affiliates of the registrant i.e., persons other than directors and executive officers of the registrant is $44.3 million and is based on the last sales price as quoted on the American Stock Exchange for December 13, 2000.

The number of shares of common stock outstanding as of December 13, 2000 was 5,138,949.

(1) Portions of the Annual Report to Shareholders for the year ended September 30, 2000 are incorporated by reference into Part I, Part II, Part III and Part IV of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III of this Form 10-K.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                   FORM 10-K

                               TABLE OF CONTENTS

Part I                                                                     Page
------                                                                     ----
Item 1    Business                                                           1
Item 2    Properties                                                        13
Item 3    Legal Proceedings                                                 14
Item 4    Submission of Matters to a Vote of Security Holders               14

Part II
-------
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters                                               15
Item 6    Selected Financial Data                                           15
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               15
Item 7A   Quantitative and Qualitative Disclosures About Market Risk        15
Item 8    Financial Statements and Supplementary Data                       15
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               15

Part III
--------
Item 10   Directors and Executive Officers of the Registrant                16
Item 11   Executive Compensation                                            16
Item 12   Security Ownership of Certain Beneficial Owners and Management    16
Item 13   Certain Relationships and Related Transactions                    16

Part IV
-------
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K   17
SIGNATURES                                                                  19

                                     Part I
Forward Looking Statements

     In addition to historical information, our 10-K may include certain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, estimates and expectations of future performance based on current management expectations. Northeast Pennsylvania Financial Corp.'s (the "Company") actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulation of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Item 1. Business

General

     The Company is a Delaware Corporation and is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Company's executive offices are located at 12 East Broad Street, Hazleton, Pennsylvania 18201.

     The Bank was organized in 1935 as a federally chartered savings and loan association. On March 31, 1998, the Bank converted from a federally chartered savings and loan association to a federally chartered capital stock savings bank and changed its name to First Federal Bank (the "Conversion"). On March 31, 1998, the Company acquired the Bank as part of the Conversion. At September 30, 2000, the Company had total assets of $637.3 million, deposits of $419.7 million and stockholder's equity of $73.0 million.

     The Company's operations are primarily conducted through the Bank. These operations have been and continue to be attracting retail deposits from the general public in the areas surrounding its 15 banking offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans, consumer loans, and multi-family and commercial loans. The Company currently originates, primarily for investment, adjustable-rate and shorter-term (15 years or less) fixed rate one- to four-family mortgage loans. Since the Company has a policy to limit its retention of newly originated longer-term, fixed-rate one- to four-family loans to 25% of total originations for a fiscal year, periodically the Company has had to limit its origination of such loans. The Company's policy is to sell in the secondary market longer-term fixed-rate one- to four-family mortgage loans originated in excess of its retention limit. The Company also offers as nonconforming or subprime, one- to four-family loans, a variety of consumer loans, including home equity loans, home equity lines of credit, direct and indirect automobile loans and education loans, and commercial loans. To a lesser extent, the Company also originates multi-family and commercial real estate loans and construction loans. The Company also invests in mortgage-related securities and investment securities, primarily U.S.government and agency and municipal obligations, and other permissible investments.

     The Company's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and other non-interest income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage related securities, FHLB advances and proceeds from the sale of loans.

     In addition other business of the Company is conducted through its other subsidiaries, Abstractors, Inc., which is a title insurance agency and Northeast Pennsylvania Trust Co., which offers trust, estate and asset management services and products.

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

     The Company maintains its headquarters in Hazleton with six other banking offices in Luzerne County. The Company's seven offices in Luzerne County, including Hazleton, accounted for $232.9 million or 55.5% of the Company's total deposits at September 30, 2000. Hazleton is situated approximately 100 miles from Philadelphia and New York City and approximately 50 miles from Allentown and the WilkesBarre/Scranton area. The Company also maintains two banking branch offices in Bloomsburg (Columbia County), one each in Lehighton and Weatherly (both in Carbon County), one in Danville (Montour County), and one each in Frackville, Pottsville and Shenandoah (all in Schuylkill County). The Company also operates a loan production office in Pocono Pines in Monroe County.

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

     Monroe County, the location of the Pocono Pines loan production office, is dominated by the Pocono Mountains, making the area one of the Mid-Atlantic's most popular resort areas. The Company established its loan production office to take advantage of the market for vacation properties existing in Monroe County as well as to be involved in the growth in the number of permanent residents relocating into the county.

     The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies also will change the competitive environment in which the bank conducts business.

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

LENDING ACTIVITIES

     General. The information relating to the composition and maturity of the Bank's loan portfolio appears in "Loans" on pages 10 and 11 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

     Origination and Sale of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its branch and loan origination offices. All loans originated by the Bank are underwritten pursuant to the Bank's policies and procedures. For fiscal 2000 and 1999, the Bank originated $133.8 million and $180.9 million in loans, respectively. The Bank originates both adjustable-rate and longer-term and shorter-term fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     It currently is the policy of the Bank to retain for investment longer-term (greater than 15 years to maturity at date of origination) fixed-rate one- to four- family loans originated during a fiscal year only up to 25% of its total loan originations during that year. In addition, the Bank generally retains the adjustable rate and shorter-term (maturities of 15 years or less) fixed-rate loans originated. The Company sells in the secondary market longer-term, fixed-rate one- to four-family loans which it could originate in excess of its retention policy for such loans.

     During fiscal years 2000 and 1999 the Bank originated or purchased $34.3 million and $65.5 million, respectively, of one- to four-family mortgage loans. The reason for this decline is that less loans were purchased from other financial institutions in fiscal 2000 as compared to fiscal 1999. In addition, during fiscal years 2000 and l999, the Bank originated $10.3 million and $11.3 million, respectively, of construction loans. All of such construction loans were for owner financing of single family properties, which, upon completion of the construction phase, generally would convert to permanent financing. Also, the Bank originated $5.4 million and $6.2 million, respectively, of multi-family and commercial real estate loans during fiscal 2000 and l999.

     Also, during fiscal 2000 and 1999, the Bank originated or purchased $67.1 million and $54.8 million of consumer loans, respectively. These originations, during fiscal 2000 and 1999, consisted of $16.5 million and $25.0 million, respectively, of home equity loans, $4.0 million and $3.5 million, respectively, of home equity lines of credit, $39.3 million and $21.5 million, respectively, of direct and indirect automobile loans, $2.0 million and $1.9 million, respectively, of education loans, and $5.2 million and $2.9 million, respectively, of other consumer loans. The increase in automobile loans is a direct result of more participating auto dealers in fiscal 2000. Commercial loan originations decreased due to higher interest rates in fiscal 2000 as compared to fiscal 1999, combined with a transitory local economy.


     In addition, during fiscal 2000 and 1999 respectively, the Bank originated $16.7 million and $43.1 million of commercial loans. These originations consisted primarily of commercial business and municipal loans.

The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                  For the Fiscal Years Ended September 30,

                                                                 (In Thousands)
                                                   2000                 1999               1998
                                                   ----                 ----               ----
Loans at beginning of period                   $372,799             $290,564           $268,972
Originations or Purchases:
Real estate:
One- to four-family                              34,316               65,456             19,790
Multi-family and commercial                       5,357                6,190              6,513
Construction                                     10,274               11,334             11,965
                                               --------             --------           --------
     Total real estate loans                     49,947               82,980             38,268
                                               --------             --------           --------

Consumer:
Home equity loans and lines of credit            20,547               28,457             29,512
Automobile                                       39,300               21,527             13,274
Education                                         2,011                1,929              1,743
Unsecured lines of credit                           484                  507                741
Other                                             4,758                2,351              2,761
                                               --------             --------           --------
Total consumer loans                             67,100               54,771             48,031
Commercial                                       16,743               43,138              5,602
                                               --------             --------           --------
Total loans orginated                           133,790              180,889             91,901
                                               --------             --------           --------

Deduct:
Principal loan repayments and prepayments        83,366               94,508             65,727
Loan sales                                        1,806                8,219              8,365
Transfers to REO                                    614                  251                222
                                               --------             --------           --------
Sub-total                                        85,786              102,978             74,314
                                               --------             --------           --------
Net loan activity                                48,004               77,911             17,587
                                               --------             --------           --------
Loans at end of period (1)                     $420,803             $368,475           $286,559
                                               ========             ========           ========

(1) Loans at end of period include loans in process of $5,951, $4,324 and $4,005 for fiscal years 2000, 1999 and 1998, respectively.

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

     The origination of ARM loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

     Most one- to four-family mortgage loans are underwritten according to Fannie Mae and Freddie Mac guidelines. In recent years, the Bank began offering one- to four-family mortgage loans to borrowers whose credit does not fully meet established Fannie Mae or

Freddie Mac standards, for example, standard regarding income to debt ratios for the borrower ("subprime loans"). Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

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

     Construction Lending. The Bank also offers residential construction loans. Such loans have been for presold one- to four-family residences for the construction phase and convert into permanent financing. The Bank generates residential construction loans primarily through direct contact with the borrower or home builders, and these loans involve properties located in the Bank's market area. Such loans require that the Bank review plans, specifications and cost estimates and that the contractor be known to the Bank to be reputable. The amount of construction advances to be made, together with the sum of previous disbursements, may not exceed the percentage of completion of the construction. The maximum loan-to-value limit applicable to such loans is 80%.

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

     The Bank also offers automobile loans, both on a direct and an indirect basis (through new and used car dealers). The indirect automobile loans are originated by dealers in accordance with underwriting standards pre-established by the Bank and are serviced by the Bank. The Bank also offers loans on recreational vehicles and boats and other consumer loans including education loans which are federally guaranteed and originated under regulations of the Pennsylvania Higher Education Assistance Agency, deposit-secured loans, and other personal and unsecured loans. The Bank's policy is to sell its education loans once the borrower has left school to Sallie Mae with servicing released. Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than first lien residential mortgage loans. Nationally, consumer loans have historically tended to have a higher rate of default.


     Commercial Lending. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Interest rates charged generally are based on the prime rate as published in the Wall Street Journal. Prior to making commercial business loans, the borrower is required to provide the Bank with sufficient information to allow a prudent loan decision to be made. Such information generally includes financial statements and projected cash flows, and is reviewed to evaluate debt service capability. Commercial business loans are generally secured by a variety of collateral, primarily real estate, and frequently are supported by personal guarantees. In addition, the Bank actively participates in industrial loans arranged through and with the Greater Wilkes-Barre Industrial Fund and CanDo, Inc. a Hazleton area industrial fund.

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

     Non-Performing Assets, Impaired Loans, Real Estate Owned and Allowance for Loan Losses. The information relating to the Bank's non-performing assets, impaired loans, real estate owned and allowance for loan losses appears on pages 11,12 and 13 of the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Investment Activities

     The above captioned information appears in "Investment Activities" in the Registrant's 2000 Annual Report to Shareholders on pages 9 and 10 and is incorporated herein by reference.

Source of Funds

     Information relating generally to the Bank's source of funds and a description of the Bank's deposits appears under "Sources of Funds" in the Registrant's 2000 Annual Report to Shareholders on pages 13 and 14 and is incorporated herein by reference.

     Borrowings. The Bank utilizes advances from the FHLB of Pittsburgh as a supplement to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. See "Regulation-Federal Home Loan Bank System." At September 30, 2000, the Bank had $137.5 million in outstanding FHLB advances, compared to $156.0 million at September 30, 1999. Other borrowings consist of overnight retail repurchase agreements and for the periods presented were immaterial.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                At or For the Fiscal Years Ended September 30,
                                                       2000           1999           1998
                                                       ----           ----           ----
                                                             (Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding                        $191,797       $120,600        $52,531
Maximum amount outstanding at any month-end
during the period                                   226,717        156,504        107,323
Balance outstanding at end of period                139,115        156,504        107,323
Weighted average interest rate during the period      5.85%          5.23%          5.43%
Weighted average interest rate at end of period       6.13%          5.34%          5.31%


Subsidiary Activities

     The Company has three wholly-owned subsidiaries: the Bank, incorporated under the laws of the United States, Abstractors, Inc., and Northeast Pennsylvania Trust Co. incorporated under Pennsylvania law. FIDACO, Inc. is an inactive subsidiary of First Federal Bank with the only major asset being an investment by FIDACO, Inc. in Hazleton Community Development Corporation. Abstractors, Inc. is a title insurance agency with total assets of $184,000 at September 30, 2000. Northeast Pennsylvania Trust Co., offers trust estate and asset management services and products and has total assets of $775,000 and $65.8 million of trust assets under management at September 30, 2000. At September 30, 2000 total assets of FIDACO, Inc. were $30,000.

Personnel

     As of September 30, 2000, the Company had 165 full-time and 29 authorized part-time employees, none of whom were covered by a collective bargaining agreement. Management believes that the Company has good relations with its employees and there are no pending or threatened labor disputes with its employees.

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

     Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings associations set forth in this form 10-K do not purport to be complete descriptions of such statutes and regulations and their effects on the Bank and the Company are qualified in its entirety by reference to such statutes and regulations.

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

     Loans-to-One-Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 2000, the largest aggregate amount of loan-to-one borrower was $8.8 million, which was less than the Bank's general limit on loans-to-one borrower was $9.5 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lending ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test is subject certain restrictions and may be required to convert to a bank charter. As of September 30, 2000 the Bank maintained 77.68% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

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

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the year ended September 30, 2000 was 6.7%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended September 30, 2000 totaled $116,000.

     Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by the federal savings associations.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

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

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Allowance for loan and lease losses includable in supplemental capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980's by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1998, Financing Corporation payments for Savings Association Insurance Fund members approximated 600 basis points, while Bank Insurance Fund members paid 1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged. The Bank's assessment rate for the years ended September 30, 2000, 1999 and 1998 was .020%, .059% and .058% of assessable deposits.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2000, of $6.9 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 2000, the Bank had $137.5 million in FHLB advances.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2000, 1999 and 1998 dividends from the FHLB to the Bank amounted to approximately $687,000, $411,000 and $190,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLB's will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $39.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $39.3 million, the reserve requirement is $1.2 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $39.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

     Financial Institution Modernization Legislation. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

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

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.
                                     Page 11

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

     The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principals ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. Neither the Company nor the Bank has not been audited by the Commonwealth of Pennsylvania in the last five years.

Additional Item.                                   Executive Officers of the Registrant
---------------                                    ------------------------------------

     The following table sets forth information regarding the executive officers of the Company and the Bank as of September 30, 2000 who are not directors.

Name                                            Age as of 9/30/00                   Position
----                                            -----------------                   --------
Thomas C. Blass                                        55                       Senior Vice President
                                                                                and Trust Officer of the
                                                                                Trust Company since June 1999.
                                                                                Trust Officer for financial
                                                                                institution in Bloomsburg, PA
                                                                                prior to current position.

Bernard M. Miskin                                      49                       Senior Vice President, Operations
                                                                                Division of the Bank since 1995.

Joseph K. Osiecki                                      62                       Senior Vice President,
                                                                                Corporate Retail Division since 1999,
                                                                                Loan Division from 1993
                                                                                through November 2000,
                                                                                when he retired.

Patrick J. Owens, Jr.                                  57                       Senior Vice President,
                                                                                Chief Financial
                                                                                Officer of the Bank
                                                                                since 1993 and Treasurer
                                                                                and Chief Financial Officer
                                                                                of the Company since 1998.

Thomas Burns                                           50                       President and Trust
                                                                                Officer of the Trust
                                                                                Company since May 2000.
                                                                                Trust Officer for
                                                                                financial institution in
                                                                                Hazleton, PA prior to
                                                                                current position.

Allan Farias                                           53                       Senior Vice President,Corporate Retail
                                                                                Division since September 2000.

                                     Page 12

Item 2. Properties

The Company currently conducts its business through 15 full service banking offices located in Luzerne, Carbon, Columbia, Montour and Schuylkill counties, and one loan origination office in Monroe County in Northeast Pennsylvania. Abstractors, Inc. and Northeast Pennsylvania Trust Co. conduct their business from the downtown Hazleton area. The following table sets forth the Company's offices as of September 30, 2000.

                                                                   Net Book Value
                                                                  of Property or
                                                                     Leasehold
                                   Original Year                    Improvements      Total Deposits
                     Leased or       Leased or    Date of Lease     at September       at September
Location               Owned         Acquired       Expiration        30, 2000          30, 2000
--------             ---------     -------------  -------------    --------------     --------------

                                        (Dollars In Thousands)
Administrative/Home
Office:

12 E. Broad Street
Hazleton, PA 18201      Owned           1947            -               3,138            $131,024

2 E. Broad Street
Hazleton, PA 18201     Leased           1992      month-to-month

Branch Offices:

Bloomsburg Office:
17 E. Main Street
Bloomsburg, PA 17815    Owned           1963            -                 441             $25,201

Shenandoah Office:
5-7 E. Main Street
Shenandoah, PA 17976    Owned           1968            -                 394             $44,973

Pottsville Office:
111 E. Norweigan Street
Pottsville, PA 17901    Owned           1968            -                 575             $24,360

Lehighton Office:
111 N. First Street
Lehighton, PA 18235     Owned           1977            -                 111             $28,464

Laurel Mall Office:
240 Laurel Mall
Hazleton, PA 18201     Leased           1994           2003               208             $56,789

Mountaintop Office:
360 S. Mountain Boulevard
Mountaintop, PA 18707   Owned           1997            -                 804             $25,394

Scott Township Office:
PO Box 518
2691 New Berwick Highway
Bloomsburg, PA 17815    Owned           1998            -               1,009             $27,900

Schuylkill Mall Office:
611 Schuylkill Mall
Frackville, PA 17976   Leased           1978           2001                35             $22,025

                                     Page 13

Gould's IGA Office:
Route 93
Sugarloaf, PA 18249    Leased           1995           2000                29             $13,623

Danville Branch:
1519 Bloom Road
Danville, PA 17821      Owned           1999            -                 642             $13,830

Back Mountain Branch:
154 N. Memorial Highway
Shavertown, PA 18708   Leased           1999           2000                73              $2,833

Freeland Branch:
402 Front Street
Freeland, PA 18224     Leased           1999           2003                29              $3,255

Loan Production
Origination Office:
Pocono L.P.O. Office
P.O. Box 1092
Pocono Pines, PA 18350 Leased           1997       month-to-month           -                   -

Title Insurance Agency:
Abstractors, Inc.
101 S. Church Street
Hazleton, PA 18201     Leased           1998           2001                13                 N/A

Trust Company:
Northeast Pennsylvania Trust Co.
Hazleton Center
2 E. Broad Street
Hazleton, PA 18201     Leased           1999           2004                56                 N/A


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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     Information relating to the market for Registrant's common equity and related shareholder matters appears under "Market for Registrant's Common Equity and Related Shareholder Matters" in the Registrant's 2000 Annual Report to Shareholders on page 16 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant's common stock appears under "Regulation and Supervision."

Item 6. Selected Financial Data

     The  above-captioned   information  appears  under  "Selected  Consolidated
Financial and Other Data of the Company" in the Registrant's 2000 Annual Report to Shareholders on page 8 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Shareholders on pages 3 through 16 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The above-captioned information appears under the heading "Management of Interest Rate Risk and Market Risk Analysis" in the Registrant's 2000 Annual Report to Shareholders on pages 3 through 5 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements of Northeast Pennsylvania Financial Corp. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Registrant's 2000 Annual Report to Shareholders on pages 17 through 40 and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    Part III
Item 10. Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2001 at pages 5 and 6.

Item 11. Executive Compensation

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2001 at pages 8 through 16.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2001 at pages 3 and 4.

Item 13. Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2001 at page 17.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report

(1)Consolidated   Financial  Statements  of  the  Company  are  incorporated  by reference  to the  following  indicated  pages  of the  1999  Annual  Report  to
Shareholders:

     Consolidated Statements of Financial Condition
      as of September 30, 2000 and 1999......................................17
     Consolidated Statements of Operations
      For the Years Ended September 30, 2000, 1999 and 1998..................18
     Consolidated Statements of Comprehensive Income
      For the Years Ended September 30, 2000, 1999, and 1998.................19
     Consolidated Statements of Changes in Equity
      For the Years Ended September 30, 2000, 1999 and 1998..................20
     Consolidated Statements of Cash Flows
      For the Years Ended September 30, 2000, 1999 and 1998..................21
     Notes to Consolidated Financial Statements..............................23
     Independent Auditor's Report............................................40

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

     (a) The following exhibits are filed as part of this report.

   3.1   Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*
   3.2   Bylaws of Northeast Pennsylvania Financial Corp.**
   4.0   Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*
   10.1  Employment Agreement between Northeast Pennsylvania Financial Corp.
         and E. Lee Beard***
   10.2  Employment Agreement between Northeast Pennsylvania Financial Corp.
         and Thomas L. Kennedy***
   10.3  Employment Agreement between First Federal Bank and E. Lee Beard***
   10.4  Employment Agreement between First Federal Bank and Thomas L.
         Kennedy***
   10.5 Change in Control Agreement between Northeast Pennsylvania Financial Corp. and Patrick J. Owens, Jr.***
   10.6 Change in Control Agreement between First Federal Bank and Patrick J. Owens, Jr.***
   10.7 Change in Control Agreement between First Federal Bank and Bernard M. Miskin***
   10.8 Change in Control Agreement between First Federal Bank and Joseph K. Osiecki***
   10.9  Form of First Federal Bank Supplemental Executive Retirement Plan*
   10.10 Form of First Federal Bank Employee Severance Compensation Plan*
   10.11 Form of First Federal Bank Management Supplemental Executive Retirement Plan*
   10.12 Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan****
   10.13 Northeast Pennsylvania Financial Corp. 2000 Stock Option Plan *****
   11.0  Statement regarding Computation of Per Share Earnings
         (See Notes to Consolidated Financial Statements)
   13.0  2000 Annual Report to Shareholders
   21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiaries"

   23.0  Consent of KPMG LLP
   27.0  Financial Data Schedule


* Incorporated herein by reference into this document from the Exhibits to the Form S- 1 Registration Statement, and any amendments thereto, Registration No. 333-43281

** Bylaws were amended in last fiscal year and filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

*** Incorporated herein by reference into this document the Exhibits to the Company's Form 10-K for the year ended September 30, 1998.

**** Incorporated herein by reference into this document from the Proxy Statement for the 1998 Special Meeting of Shareholders dated September 9, 1998

***** Incorporated herein by reference into this document from the proxy statement for the 2000 annual meeting of stockholders dated December 20, 1999

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

By /s/ E. Lee Beard                                           December 21, 2000

E. Lee Beard
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ E. Lee Beard
E. Lee Beard                                                  December 21, 2000
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Paul Conard
Paul Conard                                                   December 21, 2000
Director

/s/ Dr. William R. Davidson
Dr. William R. Davidson                                       December 21, 2000
Director

/s/ Barbara Ecker
Barbara Ecker                                                 December 21, 2000
Director

/s/ R. Peter Haentjens, Jr.
R. Peter Haentjens, Jr.                                       December 21, 2000
Director

/s/ Thomas L. Kennedy
Atty. Thomas L. Kennedy                                       December 21, 2000
Chairman of the Board

/s/ Honorable John P. Lavelle
Honorable John P. Lavelle                                     December 21, 2000
Director

/s/ Michael J. Leib
Michael J. Leib                                               December 21, 2000
Director

/s/ William J. Spear
William J. Spear                                              December 21, 2000
Director

/s/ Patrick J. Owens Jr.
Patrick J. Owens, Jr.                                         December 21, 2000
Treasurer, CFO
(Principal Accounting and Financial Officer)

December 21, 2000