Form 10-Q
period 2000-12-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2001-02-14
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13793

--------------------------------------------------------------------------------

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


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

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changes since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes     X       No   __
                                                           ---------      ----

         The Registrant had 1,106,975 shares of Common Stock outstanding as of February 9, 2001.

                                TABLE OF CONTENTS

Item
No.
                                                                            Page
                                                                          Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         December 31, 2000 (unaudited) and September 30, 2000..................1

         Consolidated Statements of Operations for the Three Months Ended
         December 31, 2000 and 1999 (unaudited)................................2

         Consolidated Statement of Comprehensive Income for the Three Months
         Ended December 31, 2000 and 1999 (unaudited)..........................3

         Consolidated Statements of Changes in Equity for the Years Ended September 30, 2000 and 1999 and the Three Months Ended December 31, 2000
         (unaudited)...........................................................4

         Consolidated Statements of Cash Flows for the Three Months Ended
         December 31, 2000 and 1999(unaudited).................................5

         Notes to Consolidated Financial Statements (unaudited)................7


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

2        Changes in Securities and Use of Proceeds............................17

3        Defaults Upon Senior Securities......................................17

4        Submission of Matters to a Vote of Security Holders..................17

5        Other Information....................................................17

6        Exhibits and Reports on Form 8 - K...................................17

Signatures

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
              December 31, 2000 (unaudited) and September 30, 2000
                                 (in thousands)

                                                                             December 31,      September 30,
                                                                                 2000              2000
                                                                                 ----              ----
                               Assets                                        (unaudited)

Cash and cash equivalents                                                       $ 4,638          $ 6,295
Securities available-for-sale                                                   181,866          157,474
Securities held-to-maturity (estimated fair value of $35,886 at
    December 2000 and $28,129 at September 2000)                                 36,792           30,336
Loans (less allowance for loan losses of $4,899 at December 2000 and
    $4,162 at September 2000)                                                   480,941          415,105
Accrued interest receivable                                                       6,255            5,401
Assets acquired through foreclosure                                                 206              173
Property and equipment, net                                                      10,844            9,878
Other assets                                                                     20,175           12,680
                                                                                 ------           ------
     Total assets                                                             $ 741,717        $ 637,342
                                                                              =========        =========

                       Liabilities and Equity

Deposits                                                                      $ 476,219        $ 419,671
Federal Home Loan Bank advances                                                 182,456          137,461
Other borrowings                                                                  4,079            1,654
Advances from borrowers for taxes and insurance                                     956              639
Accrued interest payable                                                          1,433            2,472
Other liabilities                                                                 2,805            2,470
                                                                                  -----            -----

     Total liabilities                                                        $ 667,948        $ 564,367
                                                                              ---------        ---------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                    -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       62,159           62,164
Common stock acquired by stock benefit plans                                    (6,033)          (6,221)
Retained earnings - substantially restricted                                     34,074           33,207
Accumulated other comprehensive loss                                            (1,962)          (3,711)
Treasury stock, at cost (1,310,366 shares at December 31, 2000 and             (14,533)         (12,528)
                                                                               --------         --------
1,134,201 shares at September 30, 2000)

     Total equity                                                              $ 73,769          $72,975
                                                                               --------          -------

            Total liabilities and equity                                       $741,717        $ 637,342

                                                                               ========        =========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
        For the Three Months Ended December 31, 2000 and 1999 (unaudited)
                                 (in thousands)

                                                                                For the Three months ended
                                                                                         December
                                                                                            31,
Interest Income:                                                                 2000             1999
                                                                                 ----             ----
                                                                                        (unaudited)
  Loans                                                                        $9,556             $7,290
  Mortgage-related securities                                                   1,011                914
  Investment securities:
     Taxable                                                                    1,928              1,648
    Non-taxable                                                                   462                877
                                                                                  ---                ---
     Total interest income                                                     12,957             10,729

Interest Expense:
  Deposits                                                                      5,219              3,765
  Federal Home Loan Bank advances and other                                     2,519              2,239
                                                                                -----              -----

     Total interest expense                                                     7,738              6,004

Net interest income                                                             5,219              4,725

Provision for loan losses                                                           -                205
                                                                                    -                ---


Net interest income after provision for loan losses                             5,219              4,520

Non-interest Income:
  Service charges and other fees                                                  366                315
   Other income                                                                    49                173
   Insurance premium income                                                        77                 58
   Gain (loss) on sale of:
     Real estate owned                                                            (6)               (40)
     Loans                                                                        477                  9
    Available-for-sale securities                                               (182)               (14)
    Fixed assets                                                                 (75)                  -
                                                                                 ----                  -
      Total non-interest income                                                   706                501

Non-interest Expense:
  Salaries and net employee benefits                                            2,111              1,967
  Occupancy costs                                                                 578                469
  Data processing                                                                 170                122
  Professional fees                                                               197                158
  Federal Home Loan Bank service charges                                          181                165
  Other                                                                           875                831
                                                                                  ---                ---

     Total non-interest expense                                                 4,112              3,712

Income before income taxes                                                      1,813              1,309

Income taxes                                                                      522                163
                                                                                  ---                ---


Net income                                                                    $ 1,291            $ 1,146
                                                                              =======            =======

Earnings per share - basic                                                    $ 0.28             $ 0.22
                                                                              ======             ======
Earnings per share - diluted                                                  $ 0.27             $ 0.22
                                                                              ======             ======

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Comprehensive Income
        For the Three Months Ended December 31, 2000 and 1999 (unaudited)
                      (in thousands, except per share data)

                                                                               For the Three Months Ended
                                                                                     December 31,
                                                                                 2000               1999
                                                                                 ----               ----
                                                                                      (unaudited)
Net Income                                                                   $ 1,291            $ 1,146

Other  comprehensive  income  (loss),  net of tax
Unrealized  gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period              $ 1,629          $ (2,320)
    Less:  Reclassification adjustment for gains included in net
      income                                                                   (120)                (9)
                                                                               -----                ---
Other comprehensive income (loss)                                            $ 1,749          $ (2,311)
Comprehensive income (loss)                                                  $ 3,040          $ (1,165)
                                                                             =======          =========

                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
           For the Three Years Ended September 30, 2000, 1999 and 1998
            and the Three Months Ended December 31, 2000 (unaudited)
                                 (in thousands)

                                                                         Common Stock            Accumulated
                                                           Additional    Acquired by                Other
                                               Common       Paid In     stock benefit  Retained Comprehensive  Treasury     Total
                                               Stock        Capital         plans      Earnings  income(loss)   Stock      Equity

Balance September 30, 1997                   $     -       $     -      $      -       $ 27,255   $  1,283     $     -    $ 28,538

Issuance of Common Stock ($.01 par value;
     16,000,000 authorized shares;
     6,427,350 shares issued)                     64                                                                            64
Additional paid-in Capital                                  61,959                                                          61,959
Unearned Employee Stock Ownership
     Plan (ESOP) shares                                                   (5,142)                                           (5,142)
ESOP shares committed to be released                           124           343                                               467
Net changes in gains (losses) on
     securities available for sale, net of tax                                                       1,595                   1,595

Net loss                                                                                    (47)                               (47)
                                            --------      --------      --------       --------   --------    --------    --------
Balance September 30, 1998                    $   64      $ 62,083      $ (4,799)      $ 27,208   $  2,878     $     -    $ 87,434

Unearned stock awards                                                     (3,312)                                           (3,312)
ESOP shares committed to be released                            77           557                                               634
Stock awards                                                   (41)          488                                               447
Net changes in gains (losses) on
securities available for sale, net of tax                                                           (5,752)                 (5,752)
Treasury stock at cost, (626,667 shares)                                                                        (7,585)     (7,585)
Cash dividend paid                                                                         (955)                              (955)
Net income                                                                                4,565                              4,565
                                            --------      --------      --------       --------   --------    --------    --------
Balance September 30, 1999                  $     64      $ 62,119      $ (7,066)      $ 30,818   $ (2,874)   $ (7,585)   $ 75,476

ESOP shares committed to be released                            89           328                                               417
Stock awards                                                   (44)          517                                               473
Net changes in gains (losses) on
securities available-for-sale, net of tax                                                             (837)                   (837)
Treasury stock at cost, (507,534 shares)                                                                        (4,943)     (4,943)
Cash dividend paid                                                                       (1,547)                            (1,547)
Net income                                                                                3,936                              3,936
                                            --------      --------      --------       --------   --------    --------    --------
Balance,  September 30, 2000                $     64      $ 62,164      $ (6,221)      $ 33,207   $ (3,711)   $(12,528)   $ 72,975
                                            ========      ========      ========       ========   ========    ========    ========

ESOP shares committed to be released                             6            57                                                63
Stock awards                                                   (11)          131                                               120
Net changes in gains (losses) on
securities available-for-sale, net of tax                                                            1,749                   1,749
Treasury stock at cost, (176,165 shares)                                                                        (2,005)     (2,005)
Cash dividend paid                                                                         (424)                              (424)
Net income                                                                                1,291                              1,291
                                            --------      --------      --------       --------   --------    --------    --------
Balance, December 31,  2000                 $     64      $ 62,159      $ (6,033)      $ 34,074   $ (1,962)   $(14,533)   $ 73,769
                                            ========      ========      ========       ========   ========    ========    ========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Cash Flows
        For the Three Months Ended December 31, 2000 and 1999 (unaudited)
                                 (in thousands)

                                                                                          For the Three Months Ended
                                                                                                 December 31,
                                                                                             2000           1999
                                                                                             ----           ----
Operating Activities:                                                                            (unaudited)
Net Income                                                                                 $1,291          $ 1,146
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for REO loss                                                                       39               10
  Provision for loan losses                                                                     -              205
  Depreciation                                                                                329              275
  Deferred income tax provision                                                                59              584
  ESOP expense                                                                                 64              213
  Stock award expense                                                                         119              145
  Amortization and accretion on:
     Held-to-maturity securities                                                              (2)                -
     Available-for-sale securities                                                          (444)               19
  Amortization of deferred loan fees                                                        (148)             (65)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                        6               40
     Loans                                                                                  (477)              (9)
     Available-for-sale securities                                                            182               14
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                                 (854)            (450)
    Increase in other assets                                                              (8,651)            (234)
    Increase (decrease) in accrued interest payable                                       (1,039)               82
    Decrease in accrued income taxes payable                                                (311)            (519)
    Increase in other liabilities                                                             646              442
                                                                                              ---              ---

      Net cash provided by (used in) operating activities                                $(9,191)           $1,898

Investing Activities:
Net increase in loans                                                                   $(66,425)        $(19,732)
Proceeds from sale of:
  Available-for-sale securities                                                            33,489            1,048
  Assets acquired through foreclosure                                                         101               22
  Loans                                                                                     1,035              653
Proceeds from repayments of held-to-maturity securities                                         -                2
Proceeds from repayments of available-for-sale securities                                   2,448            2,061
Purchase of:
  Held-to-maturity securities                                                             (6,454)                -
  Available-for-sale securities                                                          (49,146)          (9,557)
  Office properties and equipment                                                         (1,295)             (68)
  Federal Home Loan Bank stock                                                            (8,075)          (1,450)
                                                                                          -------          -------

Net cash used in investing activities                                                   $(94,322)        $(27,021)

Financing Activities:
  Net increase (decrease) in deposit accounts                                             $56,548           $(825)
  Net decrease in Federal Home Loan Bank short-term advances                                    -         (13,000)
  Borrowings of Federal Home Loan Bank long-term advances                                  75,000           40,000
  Repayments of Federal Home Loan Bank long-term advances                                (30,005)              (5)
  Net increase (decrease) in advances from borrowers for taxes and insurance                  317            (165)

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Cash Flows
        For the Three Months Ended December 31, 2000 and 1999 (unaudited)
                                 (in thousands)

                                                                                           For the Three Months
                                                                                            Ended December 31,

                                                                                             2000        1999
                                                                                                (unaudited)
    Net increase in other borrowings                                                      $2,425               -
    Purchase of treasury stock                                                            (2,005)         (1,428)
    Cash dividend on common stock                                                           (424)           (348)
                                                                                            -----           -----

     Net cash provided by financing activities                                           $101,856         $24,229

Decrease in cash and cash equivalents                                                     (1,657)           (894)

Cash and cash equivalents, beginning of year                                                6,295           4,177
                                                                                            -----           -----

Cash and cash equivalents, end of year                                                     $4,638          $3,283
                                                                                           ======          ======

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                                              $8,777          $5,922
                                                                                           ======          ======
     Income taxes                                                                              $6             $97
                                                                                               ==             ===
Supplemental disclosure - non-cash and financing information:
  Transfer from loans to real estate owned                                                   $172            $191
                                                                                             ====            ====
  Net change in unrealized losses on securities
   available-for-sale, net of tax                                                          $1,749        $(2,311)
                                                                                           ======        ========

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.        Summary of Significant Accounting Policies

          Basis of Financial Statements Presentation

          The accompanying  consolidated  financial  statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 2000. The results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

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

          As of the close of business on December 31, 2000, Northeast Pennsylvania Financial Corp. acquired Higgins Insurance Associates, Inc. The insurance agency is headquartered in Pottsville, PA and has been servicing customers throughout Schuylkill and Luzerne counties since 1946. No financial information was consolidated in the December 31, 2000 figures, due to the timing and immateriality of the transaction.

          Earnings per Share

          Earnings per share (EPS), basic and diluted, were $0.28 and $0.27, respectively, for the three months ended December 31, 2000 compared to $0.22 and $0.22, respectively, for the three months ended December 31, 1999.

          The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                        Three months ended
                                                                            December 31,
                                                                         2000           1999
                                                                         ----           ----
                                                                             (unaudited)
                                                              (Dollars in thousands, except per share data)
       Basic:

       Net Income                                                      $1,291           $1,146
                                                                       ======           ======

       Weighted average shares outstanding                          4,527,415        5,003,096
       Plus:  ESOP shares released
          or committed to be released                                 147,829           96,411
                                                                      -------           ------

                                                                    4,675,244        5,099,507

       Earnings per share  - basic                                      $0.28            $0.22
                                                                        =====            =====

                                                                       Three months ended
                                                                           December 31,
                                                                      2000             1999
                                                                      ----             ----
                                                                           (unaudited)
                                                        (Dollars in thousands, except per share data)

        Diluted (1):

        Net Income                                                   $1,291          $1,146
                                                                     ======          ======

        Basic weighted shares outstanding                         4,675,244       5,099,507
        Dilutive Instruments:
          Dilutive effect of outstanding stock options                2,164               -
          Dilutive effect of stock awards                           153,204         193,466
                                                                    -------         -------
                                                                  4,830,612       5,292,973

        Earnings per share - diluted                                  $0.27           $0.22
                                                                      =====           =====

          The Company had 424,806 and 513,476 anti-dilutive common stock options outstanding as of December 31, 2000 and 1999, respectively. These options are not included in the calculations of diluted earnings per share for the periods presented.

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

          The Bank established a liquidation account at the time of the Conversion in an amount equal to the equity of the Bank as of September 30, 1997. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The amount of the liquidation account decreases to the extent the balances of eligible deposits decrease. The liquidation account approximated $6.8 million at September 30, 2000.

          The Company may not  declare  nor pay  dividends  on its stock if such
          declaration   and  payment  would  violate   statutory  or  regulatory
          requirements.

          In addition to the 16,000,000 authorized shares of Common Stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 2000, there were no shares of Preferred Stock issued.

3.  Securities
     Securities are summarized as follows:

                                                                                      December 31, 2000
                                                                                      -----------------
                                                                                       (in thousands)
                                                                        Gross         Gross
                                                     Amortized        Unrealized    Unrealized          Fair
                                                        Cost            Gains         Losses            Value
Available-for-sale securities:

   Municipal securities                                $34,510          $17            $(986)         $33,541
   Obligations of U.S. Government agencies              18,913           30             (253)          18,690
   Mortgage-related securities                          81,280          227             (525)          80,982
   Trust Preferred securities                           13,724            -           (2,069)          11,655
   Corporate Bonds                                      23,870          178               (1)          24,047
                                                        ------          ---            ------        --------
     Total debt securities                             172,297          452           (3,834)         168,915
                                                       -------          ---            ------        --------

   FHLB stock                                            9,123            -                 -           9,123
   Freddie Mac stock                                       514          313                 -             827
   Fannie Mae stock                                      1,000            8                 -           1,008
   Other equity securities                               2,134           55             (196)           1,993
                                                         -----         ----            ------        --------

     Total equity securities                            12,771          376             (196)          12,951
                                                        ------          ---             -----          ------
           Total                                      $185,068         $828          $(4,030)        $181,866
                                                      ========         ====          ========        ========

Held-to-maturity securities:

   Municipal securities                                 $3,551           $-            $(168)          $3,383
   Obligations of U.S. government agencies              29,781            3             (741)          29,043
   Other equity  securities                              3,460            -                 -           3,460
                                                         -----         ----           -------         -------

           Total                                       $36,792           $3            $(909)        $35,886
                                                       =======           ==            ======        =======


                                                                                   SEPTEMBER 30, 2000
                                                                                   ------------------
                                                                                     (in thousands)
                                                                       Gross           Gross
                                                       Amortized    Unrealized      Unrealized          Fair
                                                          Cost         Gains          Losses           Value
                                                       ---------    ----------      ----------         -----
Available-for-sale securities:

   Municipal securities                                 $35,503          $-          $(2,471)         $33,032
   Obligations of U.S. Government agencies               39,477           -           (1,404)          38,073
   Mortgage-related securities                           53,810          88             (822)          53,076
   Trust Preferred securities                            13,729           -           (2,296)          11,433
   Corporate Bonds                                       11,407          22              (13)          11,416
                                                         ------         ---           -------        --------
     Total debt securities                              153,926         110           (7,006)         147,030
                                                        -------         ---           -------        --------

   FHLB stock                                             6,873           -                 -           6,873
   Freddie Mac stock                                        910         350                 -           1,260
   Fannie Mae stock                                       1,000           3                 -           1,003
   Other equity securities                                  813         497               (2)           1,308
                                                            ---         ---               ---           -----

     Total equity securities                              9,596         850               (2)          10,444
                                                          -----         ---               ---          ------
           Total                                       $163,522        $960          $(7,008)        $157,474
                                                       ========        ====          ========        ========

Held-to-maturity securities:

   Municipal securities                                  $3,551          $-            $(328)          $3,223
   Obligations of U.S. government agencies               26,785           -           (1,879)          24,906
                                                         ------          --          --------        --------

           Total                                        $30,336          $-          $(2,207)         $28,129
                                                        =======          ==          ========        ========

4.       Loans

        Loans are summarized as follows:

                                                                  December 31,             September 30,
                                                                      2000                     2000
                                                                      ----                     ----
                                                                  (unaudited)
                                                                        (Dollars in thousands)
        Real Estate loans:
          One-to four-family                                          $239,442               $205,790
          Multi-family and commercial                                   63,030                 52,669
          Construction                                                   6,774                  3,152
                                                                         -----                  -----
        Total real estate loans                                        309,246                261,611
                                                                       -------                -------

        Consumer Loans:
          Home equity loans and lines of credit                         80,956                 72,416
          Automobile                                                    55,198                 50,941
          Education                                                      3,726                  3,516
          Unsecured lines of credit                                      1,881                  1,817
          Other                                                         10,685                  8,021
                                                                        ------                  -----
        Total consumer loans                                           152,446                136,711
                                                                       -------                -------
        Commercial loans                                                25,812                 22,481
                                                                        ------                 ------
        Total loans                                                    487,504                420,803
                                                                       -------                -------
          Less:
             Allowance for loan losses                                 (4,899)                 (4,162)
             Deferred loan origination fees                            (1,664)                 (1,536)
                                                                       -------                -------
        Total loans, net                                              $480,941               $415,105
                                                                      ========               ========

                                       10

         The activity in the allowance for loan losses is as follows (in thousands):

                                                 For the three                                            For the three
                                                 months ended              For the year ended             months ended
                                               December 31, 2000           September 30, 2000           December 31, 1999
                                               -----------------           ------------------           -----------------
                                                 (unaudited)                                               (unaudited)
         Balance, beginning of period                $4,162                      $2,924                       $2,924
         Additional allowance from
          acquisition                                   817                           -                            -
         Charge-offs                                   (82)                       (247)                         (38)
         Recoveries                                       2                          18                            1
         Provision for loan losses                        -                       1,467                          205
                                                          -                       -----                          ---
         Balance, end of period                      $4,899                      $4,162                       $3,092
                                                     ======                      ======                       ======

5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                    December 31, 2000           September 30, 2000
                                                                    -----------------           ------------------
                                                                         (unaudited)
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                    --------     --------        --------    --------
        Savings accounts (passbook, statement, clubs)                $91,336       19.18%         $70,369      16.77%
        Money market accounts                                         33,946        7.13%          31,635       7.54%
        Certificates of deposit less than $100,000                   222,791       46.78%         180,775      43.08%
        Certificates of deposit greater than $100,000(1)              60,083       12.62%          81,847      19.50%
        NOW Accounts                                                  45,281        9.51%          37,781       9.00%
        Non-interest bearing deposits                                 22,782        4.78%          17,264       4.11%
                                                                      ------        -----          ------       -----
        Total deposits at end of period                             $476,219      100.00%        $419,671     100.00%
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

A.       General

The Company is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Company transacts business primarily through the Bank and to a lesser extent through Abstractors and Northeast Pennsylvania Trust Co. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, professional fees, federal deposit insurance premiums, data processing, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

B.       Management Strategy

The Bank's operating strategy is that of a community-based bank, offering a wide variety of products to its retail customers, while concentrating on residential and construction lending and, to a lesser extent, consumer lending and small business and municipal commercial lending. In order to promote long-term financial strength and profitability, the Bank's operating strategy has focused on: (i) maintaining strong asset quality by originating one-to four-family loans in its market area; (ii) increasing profitability by emphasizing higher-yielding consumer and commercial loans; (iii) managing its interest rate risk by emphasizing consumer and commercial loans, in addition to shorter-term, fixed-rate, one-to four-family loans; limiting its retention of newly-originated longer-term fixed-rate one-to four-family loans; soliciting longer-term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"); and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the banking needs of its customers through expanded products and improved delivery systems by taking advantage of technological advances; and (v) maintaining a strong regulatory capital position.

During the quarter the Bank continued to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities.

C.       Non-Performing Assets and Impaired Loans

The following table presents information regarding the Bank's non-performing loans, real estate owned and other repossessed assets at the dates indicated (dollars in thousands):

                                                                          December 31,             September 30,
                                                                             2000                       2000
                                                                             ----                       ----
                                                                          (unaudited)
Non-performing loans:
 Non-accrual loans plus other impaired loans                                  $4,876                  $3,499
Real estate owned and other repossessed assets                                   206                     173
                                                                                 ---                     ---
     Total non-performing assets                                              $5,082                  $3,672
                                                                              ======                  ======

         Total non-performing loans as a percentage of total loans             1.00%                   0.83%
         Total non-performing assets as a percentage of total assets            .69%                   0.58%


The increase in non-performing assets was primarily the result of additional delinquencies associated with the Security Savings acquisition.

D.       Liquidity and Capital Resources

The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4.0%. At December 31, 2000 and 1999, the Bank's liquidity ratios were 8.5% and 5.1%, respectively.

At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $48.4 million, or 6.7% of total adjusted assets, which is above the required level of $10.8 million, or 1.5%; a core capital level of $48.4 million, or 6.7% of total adjusted assets, which is above the required level of $21.7 million, or 3.0%; and a risk-based capital of $53.5 million, or 12.4% of risk-weighted assets, which is above the required level of $33.6 million, or 8.0%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $186.6 million, or 25.2% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 2000, the Bank had $182.5 million in advances outstanding from the FHLB, and had an overall borrowing capacity from the FHLB of $285.2 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At December 31, 2000, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $49.8 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") and KEOGH accounts, which are scheduled to mature in less than one year from December 31, 2000, totaled $169.9 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At December 31, 2000, the Bank had $48.8 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

At December 31, 2000, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $55.7 million, or 7.7%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 6.7% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

E. Comparison of Financial Condition at December 31, 2000 and September 30, 2000

On November 10, 2000 Northeast Pennsylvania Financial Corp. completed its acquisition of Security of Pennsylvania Financial Corp. ("Security Savings") for $17.50 per share in a transaction accounted for using the purchase method of accounting.

As a result of the acquisition of Security Savings in November of 2000, the asset base increased $104.4 million from $637.3 million at September 30, 2000 to $741.7 million at December 31, 2000. The growth was in loans receivable, investment securities and other assets.

Securities classified as available-for-sale securities increased $24.4 million, from $157.5 million at September 30, 2000 to $181.9 million at December 31, 2000. The increase was primarily attributable to the purchase of mortgage backed securities utilizing proceeds from the sale of mortgage loans.

Loans increased $65.8 million to $480.9 million at December 31, 2000. This was primarily due to the loans obtained from the Security Savings acquisition. The largest increase was in one-to four-family real estate loans which increased $33.7 million, as a result of $61.6 million of loans acquired from Security Savings, offset by the sale of $30.0 million of Security Savings' fixed rate mortgage loans. In addition, consumer loans increased $15.7 million and multi-family and commercial real estate loans increased $10.4 million

Other assets increased $7.5 million to $20.2 million at December 31, 2000 as a result of a core deposit intangible of $7.7 million created by the Security Savings acquisition. The core deposit intangible is being amortized to expense on an accelerated basis over a 13 to 31 year life.

FHLB advances increased $45.0 million from $137.5 million at September 30, 2000 to $182.5 million at December 31, 2000. This was a result of management's utilization of FHLB borrowings to fund the purchase of Security Savings.

Total equity increased $794,000 to $73.8 million at December 31, 2000. This increase in equity resulted primarily from a $1.7 million net of tax decrease in unrealized losses on securities reflected in accumulated other comprehensive income, along with retention of earnings for the period. This increase was partially offset by the purchase of an additional 176,000 shares during the quarter at a cost of $2.0 million.

F. Comparison of Operating Results for the Three Months ended December 31, 2000 and December 31, 1999

General. The Company had net income of $1.3 million for the three months ended December 31, 2000, compared to net income of $1.1 million for the three months ended December 31, 1999, an increase of $145,000, or 12.7%. This increase was primarily attributable to a $2.2 million rise in interest income, offset by increases in interest expense and non-interest expense of $1.7 million and $400,000, respectively.

Interest Income. Total interest income increased $2.2 million, or 20.8%, from $10.7 million for the three months ended December 31, 1999 to $12.9 million for the three months ended December 31, 2000. This was primarily due to a $72.0 million, or 12.0%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $2.3 million from $7.3 million for the period ended December 31, 1999 to $9.6 million. This was due to a $1.3 million increase in interest income on real estate loans, due to a $57.8 million increase in the average balance of these loans. Interest income on consumer loans increased $834,000 due to a $29.5 million increase on the average balance of these loans.

Interest Expense. Interest expense increased $1.7 million, or 28.9%, from $6.0 million for the three months ended December 31, 1999 to $7.7 million for the three months ended December 31, 2000. The contributing factor for the increase in interest expense was a $1.1 million increase in interest expense on certificates of deposit, which was the result of a $44.5 million increase in the average balance of these accounts. Interest expense on FHLB advances and other borrowings increased $280,000 due to a 88 basis point increase in the average rate.

Provision for Loan Losses. The provision for loan losses increases the allowance for loan losses. The Bank's provision for loan losses for the three months ended December 31, 2000 decreased $205,000. Based on an analysis of the loan portfolio, including loans acquired from Security Savings, the allowance for loan losses was deemed to be at a sufficient level at December 31, 2000. The allowance is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Non-interest Income. Non-interest income increased $205,000 from $501,000 to $706,000, for the three months ended December 31, 2000. The increase in non-interest income was primarily due to a gain on the sale of Security Savings' fixed rate mortgage loans, offset in part by a loss on the sale of investments, and a $75,000 loss on fixed assets. Other income decreased $124,000 largely due to losses derived from our investment in Buildersfirst.com. Service charges and other fees increased $51,000 due to additional branches and a larger customer base.

Non-interest Expense. Total non-interest expense increased from $3.7 million for the three months ended December 31, 1999 to $4.1 million for the three months ended December 31, 2000. This increase was due primarily to an increase in compensation and employee benefits of $144,000, for additional Northeast Pennsylvania Trust Co. employees and new staff from the acquisition of Security Savings, combined with regular increases in salaries. Occupancy expenses increased $109,000 due to general utility expense increases, as well as, additional expenses associated with properties acquired from Security Savings. Data processing increased $48,000 due to an increase in an annual maintenance contract. Other non-interest expense increased $44,000 due to an increase in the provision for repossessed assets combined with general increases in operating expenses such as supplies and telephone. Professional fees increased $39,000 as a result of a technology study.

Income Taxes. The Company had an income tax provision of $522,000 for the three months ended December 31, 2000, compared to a provision of $163,000 for the three months ended December 31, 1999 resulting in effective tax rates of 28.8%, and 12.5%, respectively. The change in income tax expense was attributable to an increase in income before taxes, as well as, an increase in the effective tax rate as a direct result of the sale of tax-exempt municipal securities.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  As of December 31, 2000, there have been no material changes in the quantative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

3.2 Bylaws (as amended, effective December 29, 2000) of Northeast Pennsylvania Financial Corp.*

4.0      Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*

10.7 Form of Proposed Employment Agreement between Northeast Pennsylvania Financial Corp. and certain executive officers*

11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

(B)      Reports on Form 8-K


On November 1, 2000, the Company filed an 8-K to announce its earnings for the quarter and year ended September 30, 2000, the resumption of its stock repurchase program and that it had entered into a letter of intent to acquire an insurance agency. The press release announcing these items was filed by exhibit.

On November 21, 2000, the Company filed an 8-K to announce the acquisition of Security of Pennsylvania Financial Corp. and its wholly-owned subsidiary, Security Savings Association of Hazelton. The press release announcing the completion of the acquisition was filed by exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   NORTHEAST PENNSYLVANIA
                                                   FINANCIAL CORP.


Date:    February 14, 2001                         By: /s/ E. Lee Beard
                                                   E. Lee Beard
                                                   President and Chief Executive
                                                   Officer

Date:    February 14, 2001                         By: /s/ Patrick J. Owens, Jr.
                                                   Patrick J. Owens, Jr.
                                                   Treasurer

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

                         ARTICLE II - BOARD OF DIRECTORS

         Section 1.   General Powers, Number, Term of Office and Qualifications.
         ---------    ---------------------------------------------------------

         (a) General Powers.The business and affairs of the Corporation shall be under the direction of its Board of Directors. The Board of Directors shall annually elect a Chairman of the Board from among its members who shall, when present, preside at its meetings.

         (b) Number. The number of Directors who shall constitute the Whole Board shall be such number as the Board of Directors shall from time to time have designated, except that in the absence of such designation shall be ten
(10).

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

         (c) Term of Office. The Directors, other than those who may be elected by the holders of any class or series of Preferred Stock, shall be divided, with respect to the time for which they severally hold office, into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders, the term of office of the second class to expire at the annual meeting of stockholders one year thereafter and the term of office of the third class to expire at the annual meeting of stockholders two years thereafter, with each Director to hold office until his or her successor shall have been duly elected and qualified. At each annual meeting of stockholders, Directors elected to succeed those Directors whose terms then expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each Director to hold office until his or her successor shall have been duly elected and qualified.
         (d) No person shall be eligible for election or appointment to the Board of Directors: (i) if such person has, within the previous 10 years, been the subject of supervisory action by a financial regulatory agency that resulted in a cease and desist order or an agreement or other written statement subject to public disclosure under 12 U.S.C. 1818(u), or any successor provision; (ii) if such person has been convicted of a crime involving dishonesty or breach of trust which is punishable by imprisonment for a term exceeding one year under state or federal law; (iii) if such person is currently charged in any
information,   indictment,   or  other  complaint  with  the  commission  of  or
participation in such a crime; and (iv) unless such person has been, for a period of at least one year prior to his or her election, nomination or appointment, a resident of a county in which the Corporation or its subsidiaries maintains a banking office or of a county contiguous to any such county or had significant business ties to such counties. No person may serve on the Board of Directors and at the same time be a director or officer of another co-operative bank, credit union, savings bank, savings and loan association, trust company, bank holding company or banking association (in each case whether chartered by a state, the federal government or any other jurisdiction) that engages in business activities in the same market area as the Corporation or any of its subsidiaries. No person shall be eligible for election to the Board of Directors if such person is the representative or agent of a person or acting in concert (as that term is used to describe relationships involved in either presumptive or actual concerted action under 12 C.F.R. Section 574.4(d)) with respect to the Corporation or its subsidiaries, with a person who is ineligible for election to the Board of Directors under this Subsection 1(d). No nomination of any individual who would not be qualified to be elected or appointed to or serve as a member of the Board of Directors under this Article II, Section 1(d) shall be valid, accepted or voted upon. The Board of Directors shall have the power to construe and apply the provisions of this Section 1(d) and to make all determinations necessary to implement such provisions, including but not limited to determinations as to whether any persons are a group acting in concert, as defined by this Section 1(d). The Board may request from a nominee information it deems relevant to assessing a nominee's satisfaction of the requirements of this Section 1(d).

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

                  (2) To purchase or otherwise acquire any property, rights or privileges on such terms as it shall determine;

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

         Section 3.        Nominating Committee.
         ----------        ---------------------

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

         Section 4.        Vice President.
         ----------        ---------------

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

         Section 6.        Treasurer.
         ---------         ---------

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

         Section 8.     Action with Respect to Securities of Other Corporations.
         ----------     --------------------------------------------------------

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

                               FIRST FEDERAL BANK
                              EMPLOYMENT AGREEMENT


         This AGREEMENT is made effective as of September 20, 2000, by and among First Federal Bank (the "Bank"), a federally chartered financial institution, with its principal administrative office at 12 Broad Street, Hazleton, PA 18201, Northeast Pennsylvania Financial Corp., a corporation organized under the laws of the State of Delaware, the holding company for the Bank (the "Holding Company"), and Allan A. Farias ("Executive").

         WHEREAS, the Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

         WHEREAS, Executive is willing to serve in the employ of the Bank for said period.

         NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.       POSITION AND RESPONSIBILITIES.

         During the period of his employment hereunder, Executive agrees to serve as Manager Corporate/Retail Administration of the Bank. Executive shall render administrative and management services to the Bank such as are customarily performed by persons situated in a similar executive capacity.

2.       TERMS AND DUTIES.

         (a) The period of Executive's employment under this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twelve full calendar months thereafter. The Board will review the Agreement and Executive's performance annually for purposes of determining whether to extend the Agreement and the rationale and results thereof shall be included in the minutes of the Board's meeting. The Board shall give notice to the Executive as soon as possible after such review as to whether the Agreement is to be extended.

         (b) During the period of Executive's employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Bank and participation in community and civic organizations; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

         (c) Notwithstanding anything herein to the contrary, Executive's employment with the Bank may be terminated by the Bank or the Executive during the term of this Agreement, subject to the terms and conditions of this Agreement.

3.       COMPENSATION AND REIMBURSEMENT.

         (a) The Bank shall pay Executive as compensation a salary of $117,000 per year ("Base Salary"). Base Salary shall include any amounts of compensation deferred by Executive under any qualified or non-qualified plan maintained by the Bank. Such Base Salary shall be payable bi-weekly. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the President. The President may increase Executive's Base Salary. Any increase in Base Salary shall become the "Base Salary" for purposes of this Agreement. In addition to the Base Salary provided in this Section 3(a), the Bank shall also provide Executive, at no premium cost to Executive, with all such other benefits as are provided uniformly to permanent full-time employees of the Bank.

         (b) The Executive shall be entitled to participate in any employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would materially adversely affect Executive's rights or benefits thereunder; except to the extent such changes are made applicable to all Bank employees on a non-discriminatory basis. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive shall be entitled to participate in or receive benefits under any employee benefit plans including but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plans, medical coverage or any other employee benefit plan or arrangement made available by the Bank in the future to its senior executives and key management employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Executive shall be entitled to incentive compensation and bonuses as provided in any plan of the Bank in which Executive is eligible to participate. Nothing paid to the Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement.

         (c) In addition to the Base Salary provided for by paragraph (a) of this Section 3 and other compensation provided for by paragraph (b) of this
Section 3, the Bank shall pay or reimburse Executive for all reasonable travel and other reasonable expenses incurred in the performance of Executive's obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.       PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

         (a) Upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank of Executive's full-time employment hereunder for any reason other than a termination governed by Section 5(a) hereof, or Termination for Cause, as defined in Section 7 hereof; (ii) Executive's resignation from the Bank's employ upon any (A) a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Section 1, above, unless consented to by Executive, (B) a relocation of Executive's principal place of employment by more than 25 miles from its location at the effective date of this Agreement, unless consented to by the Executive, (C) a material reduction in the benefits and perquisites to the Executive from those being provided as of the effective date of this Agreement, unless consented to by the Executive, or (D) a liquidation or dissolution of the Bank, or (E) breach of this Agreement by the Bank. Upon the occurrence of any event described in clauses (A), (B), (C), (D), or (E), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within three full months after the event giving rise to said right to elect.

         (b) Upon the occurrence of an Event of Termination, on the Date of Termination, as defined in Section 8, the Bank shall be obligated to pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be an amount equal to the sum of:
(i) the amount of the remaining payments that the Executive would have earned if he had continued his employment with the Bank during the remaining term of this Agreement at the Executive's Base Salary at the Date of Termination; and (ii) the amount equal to the annual contributions that would have been made on Executive's behalf to any employee benefit plans of the Bank or the Holding Company during the remaining term of this Agreement based on contributions made (on an annualized basis) at the Date of Termination; provided, however, that any payments pursuant to this subsection and subsection 4(c) below, shall not, in the aggregate, exceed one times Executive's average annual compensation. In the event the Bank is not in compliance with its minimum capital requirements or if such payments pursuant to this subsection (b) would cause the Bank's capital to be reduced below its minimum regulatory capital requirements, such payments shall be deferred until such time as the Bank or successor thereto is in capital compliance. At the election of the Executive, which election is to be made prior to an Event of Termination, such payments shall be made in a lump sum as of the Executive's Date of Termination. In the event that no election is made, payment to Executive will be made on a monthly basis in approximately equal installments during the remaining term of the Agreement. Such payments shall not be reduced in the event the Executive obtains other employment following termination of employment.

         (c) Upon the occurrence of an Event of Termination, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank or the Holding Company for Executive prior to his termination at no premium cost to the Executive, except to the extent such coverage may be changed in its application to all Bank or Holding Company employees. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.       CHANGE IN CONTROL.

         (a) For purposes of this Agreement, a "Change in Control" of the Bank shall mean an event of a nature that: (i) would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); or (ii) results in a Change in Control of th

Bank within the meaning of the Home Owners' Loan Act of 1933, as amended, the Federal Deposit Insurance Act or the Rules and Regulations promulgated by the Office of Thrift Supervision ("OTS") (or its predecessor agency), as in effect on the date hereof (provided, that in applying the definition of change in control as set forth under the rules and regulations of the OTS, the Board shall substitute its judgment for that of the OTS); or (iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (A) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of voting securities of the Bank or the Holding Company representing 25% or more of the Bank's or the Holding Company's outstanding voting securities or right to acquire such securities except for any voting securities of the Bank purchased by the Holding Company and any voting securities purchased by any employee benefit plan of the Bank or the Holding Company, or (B) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Holding Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause, or (C) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Holding Company or similar transaction occurs in which the Bank or Holding Company is not the resulting entity; provided, however, that such an event listed above will be deemed to have occurred or to have been effectuated upon the receipt of all required regulatory approvals not including the lapse of any statutory waiting periods.

         (b) If a Change in Control has occurred pursuant to Section 5(a) or the Board has determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), and (d) of this Section 5 upon his subsequent termination of employment at any time during the term of this Agreement due to: (1) Executive's dismissal or (2) Executive's voluntary resignation following any demotion, loss of title, office or significant authority or responsibility, material reduction in annual compensation or benefits or relocation of his principal place of employment by more than 25 miles from its location immediately prior to the Change in Control, unless such termination is because of his death or termination for Cause.

         (c) Upon Executive's entitlement to benefits pursuant to Section 5(b), the Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a sum equal to the greater of: (1) the payments due for the remaining term of the Agreement; or
2) one (1) times Executive's average annual compensation for the five (5) most recent taxable years that Executive has been employed by the Bank or such lesser number of years in the event that Executive shall have been employed by the Bank for less than five (5) years. Such average annual compensation shall include Base Salary, commissions, bonuses, contributions on Executive's behalf to any pension and/or profit sharing plan, severance payments, retirement payments, directors or committee fees, fringe benefits paid or to be paid to the Executive in any such year, and payment of expense items without accountability or business purpose or that do not meet the IRS requirements for deductibility by the Institution; provided however, that any payment under this provision and subsection 5(d) below shall not exceed three (3) times the Executive's average annual compensation. In the event the Bank is not in compliance with its minimum capital requirements or if such payments would cause the Bank's capital to be reduced below its minimum regulatory capital requirements, such payments shall be deferred until such time as the Bank or successor thereto is in capital compliance. At the election of the Executive, which election is to be made prior to a Change in Control, such payment shall be made in a lump sum as of the Executive's Date of Termination. In the event that no election is made, payment to the Executive will be made in approximately equal installments on a monthly basis over a period of thirty-six (36) months following the Executive's termination. Such payments shall not be reduced in the event Executive obtains other employment following termination of employment.

         (d) Upon the Executive's entitlement to benefits pursuant to Section 5(b), the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his severance at no premium cost to the Executive, except to the extent that such coverage may be changed in its application for all Bank employees on a non-discriminatory basis. Such coverage and payments shall cease upon the expiration of thirty-six (36) months following the Date of Termination.

6.       CHANGE OF CONTROL RELATED PROVISIONS

         Notwithstanding the provisions of Section 5, in no event shall the aggregate payments or benefits to be made or afforded to Executive under said paragraphs (the "Termination Benefits") constitute an "excess parachute payment" under Section 280G of the Code or any successor thereto, and in order to avoid such a result, Termination Benefits will be reduced, if necessary, to an amount (the "Non-Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to three (3) times Executive's "base amount", as determined in accordance with said Section 280G. The allocation of the reduction required hereby among the Termination Benefits provided by Section 5 shall be determined by Executive.

7.       TERMINATION FOR CAUSE.

         The term "Termination for Cause" shall mean termination because of Executive's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order or material breach of any provision of this Agreement. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a Notice of Termination which shall include a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive's conduct justified a finding of Termination for Cause and specifying the particulars thereof in detail. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause. During the period beginning on the date of the Notice of Termination for Cause pursuant to Section 8 hereof through the Date of Termination for Cause, stock options and related limited rights granted to Executive under any stock option plan shall not be exercisable, nor shall any unvested awards granted to Executive under any stock benefit plan of the Bank, the Holding Company or any subsidiary or affiliate thereof, vest. At the Date of Termination for Cause, such stock options and related limited rights and such unvested awards shall become null and void and shall not be exercisable by or delivered to Executive at any time subsequent to such Termination for Cause.

8.       NOTICE.

         (a) Any purported termination by the Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

         (b) "Date of Termination" shall mean the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty days from the date such Notice of Termination is given.).

         (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, in the event the Executive is terminated for reasons other than Termination for Cause the Bank will continue to pay Executive his Base Salary in effect when the notice giving rise to the dispute was given until the earlier of: 1) the resolution of the dispute in accordance with this Agreement or 2) the expiration of the remaining term of this Agreement as determined as of the Date of Termination. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

9.       POST-TERMINATION OBLIGATIONS.

         All payments and benefits to Executive under this Agreement shall be subject to Executive's compliance with this Section 9 for one (1) full year after the earlier of the expiration of this Agreement or termination of Executive's employment with the Bank. Executive shall, upon reasonable notice, furnish such information and assistance to the Bank as may reasonably be required by the Bank in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

10.      NON-COMPETITION AND NON-DISCLOSURE.

         (a) Upon any termination of Executive's employment hereunder pursuant to Section 4 hereof, Executive agrees not to compete with the Bank for a period of one (1) year following such termination in any city, town or county in which the Executive's normal business office is located and the Bank has an office or has filed an application for regulatory approval to establish an office and any county adjacent to such city, town or county, determined as of the effective date of such termination, except as agreed to pursuant to a resolution duly adopted by the Board. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank. The parties hereto, recognizing that irreparable injury will result to the Bank, its business and property in the event of Executive's breach of this Subsection 10(a) agree that in the event of any such breach by Executive, the Bank will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employees and all persons acting for or under the direction of Executive. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Executive.

         (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. Further, Executive may disclose information regarding the business activities of the Bank to the OTS and the Federal Deposit Insurance Corporation ("FDIC") pursuant to a formal regulatory request. In the event of a breach or threatened breach by Executive of the provisions of this Section, the Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Executive.

11.      SOURCE OF PAYMENTS.

         (a) All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Holding Company, however, unconditionally guarantees payment and provision of all amounts and benefits due hereunder to Executive and, if such amounts and benefits due from the Bank are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Holding Company.

         (b) Notwithstanding any provision herein to the contrary, to the extent that payments and benefits, as provided by this Agreement, are paid to or received by Executive under the Employment Agreement dated March 31, 1998, between Executive and the Holding Company, such compensation payments and benefits paid by the Holding Company will be subtracted from any amounts due simultaneously to Executive under similar provisions of this Agreement. Payments pursuant to this Agreement and the Holding Company Agreement shall be allocated in proportion to the services rendered and time expended on such activities by Executive as determined by the Holding Company and the Bank on a quarterly basis.

12.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

         This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Bank or any predecessor of the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

13.      NO ATTACHMENT.

         (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

         (b) This Agreement shall be binding upon, and inure to the benefit of, Executive and the Bank and their respective successors, heirs, and assigns.

14.      MODIFICATION AND WAIVER.

         (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

         (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

15.      REQUIRED PROVISIONS.

         (a) The Bank may terminate Executive's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 7 hereinabove.

         (b) If Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1818(e)(3) or (g)(1); the Bank 's obligations under this contract shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion: (i) pay Executive all or part of the compensation withheld while their contract obligations were suspended; and (ii) reinstate (in whole or in part) any of the obligations which were suspended.

         (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1818(e)(4) or (g)(1), all obligations of the Bank under this contract shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

         (d) If the Bank is in default as defined in Section 3(x)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1813(x)(1) all obligations of the Bank under this contract shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

         (e) All obligations of the Bank under this contract shall be terminated, except to the extent determined that continuation of the contract is necessary for the continued operation of the institution: (i) by the Director of the OTS (or his designee), the FDIC or the Resolution Trust Corporation, at the time the FDIC enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1823(c); or (ii) by the Director of the OTS (or his designee) at the time the Director (or his designee) approves a supervisory merger to resolve problems related to the operations of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

         (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. ss.1828(k) and 12 C.F.R.ss.545.121 and any rules and regulations promulgated thereunder.

16.      REINSTATEMENT OF BENEFITS UNDER SECTION 15(b).

         In the event Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice described in
Section 15(b) hereof (the "Notice") during the term of this Agreement and a Change in Control, as defined herein, occurs, the Bank will assume its obligation to pay and Executive will be entitled to receive all of the termination benefits provided for under Section 5 of this Agreement upon the Bank's receipt of a dismissal of charges in the Notice.

17.      SEVERABILITY.

         If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

18.      HEADINGS FOR REFERENCE ONLY.

         The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

         Wherever any words are used herein in the masculine, feminine or neutor gender, they shall be construed as though they were also used in another gender in all cases where they would so apply.

19.      GOVERNING LAW.

         The validity, interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of Pennsylvania, but only to the extent not superseded by federal law.

20.      ARBITRATION.

         Notwithstanding any right to enforcement under Section 10(a), any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by Executive within fifty (50) miles from the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement, other than in the case of a Termination for Cause.

         In the event any dispute or controversy arising under or in connection with Executive's termination is resolved in favor of Executive, whether by judgment, arbitration or settlement, Executive shall be entitled to the payment of all back-pay, including salary, bonuses and any other cash compensation, fringe benefits and any compensation and benefits due Executive under this Agreement.

21.      PAYMENT OF COSTS AND LEGAL FEES.

         All reasonable costs and legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank if Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement.

22.      INDEMNIFICATION.

         (a) Subject to the provisions of Section 15 hereof, the Bank shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, and shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under Pennsylvania law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of him having been a director or officer of the Bank (whether or not he continues to be a director or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys' fees and the cost of reasonable settlements.

23.      SUCCESSOR TO THE BANK.

         The Bank shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Holding Company, expressly and unconditionally to assume and agree to perform the Bank's obligations under this Agreement, in the same manner and to the same extent that the Bank would be required to perform if no such succession or assignment had taken place.

                                   SIGNATURES

         IN WITNESS WHEREOF, First Federal Bank and Northeast Pennsylvania Financial Corp. have caused this Agreement to be executed and their seals to be affixed hereunto by their duly authorized officers and directors, and Executive has signed this Agreement, on the ___ day of April, 1998.


ATTEST:                                       FIRST FEDERAL BANK




/s/ Megan Kennedy                             By:/s/ Thomas L. Kennedy
--------------------------------------------     -------------------------------
Megan Kennedy                                 Thomas L. Kennedy
Secretary                                     Chairman of the Board of Directors
                                              For the Entire Board of Directors



         [SEAL]


ATTEST:                                   NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                                              (Guarantor)


/s/ Megan Kennedy                             By:/s/ Thomas L. Kennedy
--------------------------------------------     -------------------------------
Megan Kennedy                                 Thomas L. Kennedy
Secretary                                     Chairman of the Board of Directors
                                              For the Entire Board of Directors

         [SEAL]

                                                 /s/ E. Lee Beard
WITNESS:                                         -------------------------------
/s/ Dee Dee Lazur                             E. Lee Beard
---------------------------                   Executive
Dee Dee Lazur