Form 10-Q
period 2001-03-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2001-05-11
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13793

--------------------------------------------------------------------------------

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


DELAWARE                                                              06-1504091
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                               18201
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(Address of principal executive offices)                              (Zip Code)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 (570) 459-3700
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 (Former name, former address and former fiscal
                      year, if changes since last report)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X           No __
                                                    ------         ------

     The Registrant had 5,313,844 shares of Common Stock outstanding as of May 11, 2001.

                                TABLE OF CONTENTS
Item
No.
                                                                                        Page
                                                                                        Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         March 31, 2001 (unaudited) and September 30, 2000.................             1

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2001 and 2000 (unaudited)...............................             2

         Consolidated Statement of Comprehensive Income for the Three Months
         Ended March 31, 2001 and 2000 (unaudited).........................             3

         Consolidated Statements of  Operations for the Six Months Ended
         March 31, 2001 and 2000 (unaudited)...............................             4

         Consolidated Statements of  Comprehensive Income for the Six Months Ended
         March 31, 2001 and 2000 (unaudited)...............................             5

         Consolidated Statements of Changes in Equity for the Years Ended
         September 30, 2000, 1999 and 1998 and the Six Months Ended March 31,
         2001(unaudited)...................................................             6

         Consolidated Statements of Cash Flows for the Six Months Ended March
         31, 2001 and 2000
         (unaudited).......................................................           7-8

         Notes to Consolidated Financial Statements (unaudited)............          9-15


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................         16-23

Item 3   Quantitative and Qualitative Disclosures about Market Risk........            24

Part II - OTHER INFORMATION

1        Legal Proceedings.................................................            25

2        Changes in Securities and Use of Proceeds.........................            25

3        Defaults Upon Senior Securities...................................            25

4        Submission of Matters to a Vote of Security Holders...............         25-26

5        Other Information.................................................            26

6        Exhibits and Reports on Form 8-K..................................            26

Signatures


                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
                March 31, 2001 (unaudited) and September 30, 2000
                                 (in thousands)

                                                                               March 31,        September 30,
                                                                                 2001               2000
                                                                                 ----               ----
                               Assets                                        (unaudited)

Cash and cash equivalents                                                       $11,065          $ 6,295
Securities available-for-sale                                                   211,421          157,474
Securities held-to-maturity (estimated fair value of $32,504 at
    March 31, 2001 and $28,129 at September 30, 2000)                            32,810           30,336
Loans (less allowance for loan losses of $5,135 at March 31, 2001
    and $4,162 at September 30, 2000)                                           486,459          415,105
Accrued interest receivable                                                       6,504            5,401
Assets acquired through foreclosure                                                 644              173
Property and equipment, net                                                      11,799            9,878
Intangible assets                                                                13,725            1,446
Other assets                                                                      8,258           11,234
                                                                                  -----           ------
     Total assets                                                              $782,685        $ 637,342
                                                                               ========        =========

                       Liabilities and Equity

Deposits                                                                       $481,336        $ 419,671
Federal Home Loan Bank advances                                                 210,951          137,461
Other borrowings                                                                  5,276            1,654
Advances from borrowers for taxes and insurance                                   1,152              639
Accrued interest payable                                                          1,568            2,472
Other liabilities                                                                 3,727            2,470
                                                                                  -----            -----

     Total liabilities                                                         $704,010        $ 564,367
                                                                               --------        ---------

Preferred stock ($.01 par value; 2,000,000 authorized shares;
    0 shares issued)                                                                  -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       62,182           62,164
Common stock acquired by stock benefit plans                                    (5,808)          (6,221)
Retained earnings - substantially restricted                                     34,619           33,207
Accumulated other comprehensive loss                                               (50)          (3,711)
Treasury stock, at cost (1,108,506 shares at March 31, 2001 and
1,134,201 shares at September 30, 2000)                                        (12,332)         (12,528)
                                                                               --------         --------
     Total equity                                                               $78,675          $72,975
                                                                                -------          -------

            Total liabilities and equity                                       $782,685        $ 637,342
                                                                               ========        =========


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
         For the Three Months Ended March 31, 2001 and 2000 (unaudited)
                      (in thousands, except per share data)

                                                                                For the Three months ended
                                                                                         March 31,
Interest Income:                                                                2001               2000
                                                                                ----               ----
                                                                                      (unaudited)
  Loans                                                                        $9,748             $7,577
  Mortgage-related securities                                                   1,590                923
  Investment securities:
     Taxable                                                                    1,746              1,805
    Non-taxable                                                                   456                857
                                                                                  ---                ---
     Total interest income                                                     13,540             11,162

Interest Expense:
  Deposits                                                                      5,136              3,693
  Federal Home Loan Bank advances and other                                     2,900              2,763
                                                                                -----              -----

     Total interest expense                                                     8,036              6,456

Net interest income                                                             5,504              4,706

Provision for loan losses                                                         264                238
                                                                                  ---                ---


Net interest income after provision for loan losses                             5,240              4,468

Non-interest Income:
  Service charges and other fees                                                  403                271
   Insurance premium income                                                       488                 47
   Trust fee income                                                               132                  2
   Other income (expense)                                                         (7)                105
   Gain (loss) on sale of:
     Real estate owned                                                              9               (73)
     Loans                                                                         19                  5
    Available-for-sale securities                                                 132                  1
                                                                                  ---                  -
      Total non-interest income                                                 1,176                358

Non-interest Expense:
  Salaries and net employee benefits                                            2,575              1,911
  Occupancy costs                                                                 694                506
  Data processing                                                                 175                139
  Professional fees                                                               162                144
  Federal Home Loan Bank service charges                                          197                160
  Amortization                                                                    343                 97
  Other                                                                           951                596
                                                                                  ---                ---

     Total non-interest expense                                                 5,097              3,553

Income before income taxes                                                      1,319              1,273

Income taxes                                                                      296                174
                                                                                  ---                ---


Net income                                                                     $1,023            $ 1,099
                                                                               ======            =======

Earnings per share - basic                                                     $0.21             $ 0.23
                                                                               =====             ======
Earnings per share - diluted                                                   $0.21             $ 0.22
                                                                               =====             ======


                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Comprehensive Income
         For the Three Months Ended March 31, 2001 and 2000 (unaudited)
                      (in thousands, except per share data)

                                                                               For the Three Months Ended
                                                                                     March 31,
                                                                                 2001             2000
                                                                                 ----             ----
                                                                                      (unaudited)
Net Income                                                                    $1,023            $ 1,099

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period               $1,999            $ (613)
    Less:  Reclassification adjustment for gains included in net
      income                                                                      87                  1
                                                                                  --                  -
Other comprehensive income (loss)                                             $1,912            $ (614)
Comprehensive income                                                          $2,935              $ 485
                                                                              ======              =====


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Six Months Ended March 31, 2001 and 2000 (unaudited)
                      (in thousands, except per share data)

                                                                                 For the Six Months Ended
                                                                                          March 31,
                                                                                   2001                2000
                                                                                   ----                ----
                                                                                         (unaudited)
Interest Income:
  Loans                                                                          $19,304            $ 14,867
  Mortgage-related securities                                                      2,601               1,836
  Investment securities:
     Taxable                                                                       3,678               3,454
    Non-Taxable                                                                      918               1,734
                                                                                     ---               -----
     Total interest income                                                        26,501              21,891

Interest Expense:
  Deposits                                                                        10,359               7,459
  Federal Home Loan Bank advances and other                                        5,419               5,002
                                                                                   -----               -----

     Total interest expense                                                       15,778              12,461

Net interest income                                                               10,723               9,430

Provision for loan losses                                                            264                 443
                                                                                     ---                 ---


Net interest income after provision for loan losses                               10,459               8,987

Non-interest Income:
  Service charges and other fees                                                     768                 586
  Insurance premium income                                                           565                 106
  Trust fee income                                                                   270                   3
  Other income (expense)                                                            (95)                 211
  Gain (loss) on the sale of:
     Real estate owned                                                                 5               (113)
     Loans                                                                           497                  14
     Available-for-sale securities                                                  (51)                (13)
                                                                                    ----                ----
     Total non-interest income                                                     1,959                 794

Non-interest Expense:
  Salaries and net employee benefits                                               4,686               3,878
  Occupancy costs                                                                  1,272                 975
  Data processing                                                                    345                 260
  Professional fees                                                                  360                 302
  Federal Home Loan Bank and other service charges                                   378                 325
  Amortization                                                                       535                 191
  Other                                                                            1,709               1,268
                                                                                   -----               -----

     Total non-interest expense                                                    9,285               7,199

Income before income taxes                                                         3,133               2,582

Income taxes                                                                         818                 337
                                                                                     ---                 ---


Net income                                                                        $2,315             $ 2,245
                                                                                  ======             =======

Earnings per share - basic                                                         $0.49              $ 0.45
                                                                                   =====              ======
Earnings per share - diluted                                                       $0.47              $ 0.43
                                                                                   =====              ======

                     Northeast Pennsylvania Financial Corp.
              Consolidated Statement of Comprehensive Income (Loss)
          For the Six Months Ended March 31, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                 For the Six Months Ended
                                                                                       March 31,
                                                                                 2001               2000
                                                                                 ----               ----
                                                                                      (unaudited)
Net Income                                                                     $2,315            $ 2,245
                                                                               ======            =======

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period                $3,627          $ (1,705)
    Less:  Reclassification adjustment for losses included in
      net income                                                                 (34)                (8)
                                                                                 ----                ---
Other comprehensive income (loss)                                              $3,661           $(1,697)
Comprehensive income                                                           $5,976              $ 548
                                                                               ======              =====

                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
           For the Three Years Ended September 30, 2000, 1999 and 1998
               and the Six Months Ended March 31, 2001 (unaudited)
                                 (in thousands)

                                                                      Common Stock               Accumulated
                                                        Additional    Acquired by                   Other
                                               Common     Paid In    stock benefit   Retained   Comprehensive    Treasury    Total
                                               Stock     Capital         plans       Earnings    Income(loss)      Stock     Equity

Balance September 30, 1997                    $     -    $     -       $   -         $ 27,255    $  1,283        $     -    $28,538

Issuance of Common Stock ($.01 par value;
     16,000,000 authorized shares;
     6,427,350 shares issued)                      64                                                                            64
Additional paid-in Capital                                61,959                                                             61,959
Unearned Employee Stock Ownership
     Plan (ESOP) shares                                                (5,142)                                              (5,142)
ESOP shares committed to be released                         124           343                                                  467
Net changes in gains (losses) on
     securities available for sale, net of tax                                                      1,595                     1,595
Net loss                                                                                 (47)                                  (47)
                                              -------    -------       -------       --------    --------        -------    -------
Balance September 30, 1998                    $    64    $62,083      $(4,799)       $ 27,208    $  2,878        $     -    $87,434

Unearned stock awards                                                  (3,312)                                              (3,312)
ESOP shares committed to be released                          77           557                                                  634
Stock awards                                                (41)           488                                                  447
Net changes in gains (losses) on
securities available for sale, net of tax                                                         (5,752)                   (5,752)
Treasury stock at cost, (626,667 shares)                                                                         (7,585)    (7,585)
Cash dividend paid                                                                      (955)                                 (955)
Net income                                                                              4,565                                 4,565
                                              -------    -------       -------       --------    --------        -------    -------
Balance September 30, 1999                    $    64    $62,119      $(7,066)       $ 30,818   $ (2,874)       $(7,585)   $ 75,476

ESOP shares committed to be released                          89           328                                                  417
Stock awards                                                (44)           517                                                  473
Net changes in gains (losses) on
securities available-for-sale, net of tax                                                           (837)                     (837)
Treasury stock at cost, (507,534 shares)                                                                         (4,943)    (4,943)
Cash dividend paid                                                                    (1,547)                               (1,547)
Net income                                                                             3,936                                  3,936
                                              -------    -------       -------       --------    --------        -------    -------
Balance,  September 30, 2000                  $    64    $62,164      $(6,221)       $ 33,207    $(3,711)      $(12,528)    $72,975
                                              =======    =======       =======       ========    ========        =======    =======

ESOP shares committed to be released                         115           186                                                  301
Stock awards                                                (19)           227                                                  208
Stock options exercised (32,808 shares)                    (204)                                                     391        187
Net changes in gains (losses) on
securities available-for-sale, net of tax                                                           3,661                     3,661
Treasury stock at cost, (222,165 shares)                                                                         (2,569)     (2,569)
Acquisition of Higgins Insurance
Associates (215,052 shares)                                 126                                                    2,374      2,500
Cash dividend paid                                                                      (903)                                 (903)
Net income                                                                              2,315                                 2,315
                                              -------    -------       -------       --------    --------        -------    -------
Balance,  March 31,  2001                     $    64    $62,182      $(5,808)       $ 34,619    $   (50)      $(12,332)    $78,675
                                              =======    =======       =======       ========    ========        =======    =======

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Cash Flows
          For the Six Months Ended March 31, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                           For the Six Months Ended
                                                                                                  March 31,
                                                                                             2001           2000
                                                                                             ----           ----
Operating Activities:                                                                            (unaudited)
Net Income                                                                                $ 2,315          $ 2,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Provision for REO loss                                                                      203               40
  Provision for loan losses                                                                   264              443
  Depreciation                                                                                687              560
  Amortization                                                                                535              191
  Deferred income tax provision                                                             2,828              932
  ESOP expense                                                                                301              187
  Stock award expense                                                                         208              280
  Amortization and accretion on:
     Held-to-maturity securities                                                              (3)                2
     Available-for-sale securities                                                          (358)               13
  Amortization of deferred loan fees                                                        (204)             (99)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                      (5)              113
     Loans                                                                                  (497)             (14)
     Available-for-sale securities                                                             51               13
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                               (1,103)            (803)
    Increase in other assets                                                             (14,972)          (2,480)
    Increase (decrease) in accrued interest payable                                         (904)              498
    Decrease in accrued income taxes payable                                                (807)          (1,380)
    Increase in other liabilities                                                           2,064              489
                                                                                            -----              ---

      Net cash provided by (used in) operating activities                               $ (9,397)           $1,230

Investing Activities:
Net increase in loans                                                                  $ (73,660)        $(47,421)
Proceeds from sale of:
  Available-for-sale securities                                                            48,811            5,313
   Held to maturity securities                                                              3,983                -
  Assets acquired through foreclosure                                                         158              112
  Loans                                                                                     1,916              923
Proceeds from repayments of held-to-maturity securities                                         -                2
Proceeds from repayments of available-for-sale securities                                   8,445            3,793
Purchase of:
  Held-to-maturity securities                                                             (6,454)          (1,005)
  Available-for-sale securities                                                          (93,929)         (16,123)
  Office properties and equipment                                                         (2,608)            (347)
  Federal Home Loan Bank stock                                                           (11,000)          (3,225)
                                                                                         --------          -------

Net cash used in investing activities                                                 $ (124,338)        $(57,978)

Financing Activities:
  Net increase (decrease) in deposit accounts                                            $ 61,665         $(3,133)
  Net decrease in Federal Home Loan Bank short-term advances                                4,500           15,000
  Borrowings of Federal Home Loan Bank long-term advances                                 110,000           50,000
  Repayments of Federal Home Loan Bank long-term advances                                (41,010)             (10)
  Net increase (decrease) in advances from borrowers for taxes and insurance                  513             (53)


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Cash Flows
          For the Six Months Ended March 31, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                             For the Six Months
                                                                                                Ended March 31,

                                                                                             2001           2000
                                                                                             ----           ----
                                                                                                (unaudited)
    Net increase (decrease) in other borrowings                                             3,622           (119)
    Purchase of treasury stock                                                            (2,569)         (4,215)
    Stock issued for the purchase of Higgins Insurance Associates, Inc.                     2,500               -
    Stock options exercised                                                                   187               -
    Cash dividend on common stock                                                           (903)           (741)
                                                                                            -----           -----

     Net cash provided by financing activities                                           $138,505         $56,729

(Increase) decrease in cash and cash equivalents                                            4,770            (19)

Cash and cash equivalents, beginning of year                                                6,295           4,177
                                                                                            -----           -----

Cash and cash equivalents, end of year                                                    $11,065          $4,158
                                                                                          =======          ======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                             $16,682         $11,963
                                                                                          =======         =======
     Income taxes                                                                            $535            $807
                                                                                             ====            ====
Supplemental disclosure - non-cash information:
  Transfer from loans to real estate owned                                                   $827            $449
                                                                                             ====            ====
   Net change in unrealized losses on securities
     Available-for-sale, net of tax                                                       $ 5,967        $(1,697)
                                                                                          =======         =======

                                       8

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.       Summary of Significant Accounting Policies

         Basis of Financial Statements Presentation

          The accompanying  consolidated  financial  statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 2000. The results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

          Northeast Pennsylvania Financial Corp. (the "Company") has a $2.0 million investment in the preferred stock of Buildersfirst.com. Since the investment does not have a readily determinable market value, the Company is not accounting for the investment under SFAS No. 115. The accounting for this security was guided by EITF Topic No. D-68, EITF Topic No. 98-13, and EITF Topic No. 99-10, which, in essence, provide that investee losses should be absorbed by investments in other securities once an investee's common equity has been exceeded by net losses.

         Business

          The Company is the holding company for First Federal Bank (the "Bank"), Northeast Pennsylvania Trust Co. (the "Trust Co."), Abstractors, Inc., and Higgins Insurance Agency ("Higgins"). The Company through its subsidiaries serves Northeastern and Central
          Pennsylvania through sixteen full service community banking office locations, three financial centers and a loan production office. The Company provides a wide range of financial services to individual, small business and corporate customers. The Company and all subsidiaries are subject to competition from other financial institutions and companies that provide financial services. The Company, the Bank, the Trust Co. and Higgins are subject to the regulations of federal and state agencies and undergo periodic examinations by those regulatory authorities.

          On November 10, 2000, the Company acquired Security of Pennsylvania Financial Corp. for $17.50 per share. The total cost of the acquisition  was  $25.9  million.  The  intangibles  acquired  will be amortized using both straight line and accelerated methods of amortization over lives ranging from 13 to 31 years. The transaction is accounted for using the purchase method of accounting. Immediately upon consummating the transaction, Security of Pennsylvania Financial Corp. ("Security") and its subsidiary, Security Savings Association of Hazleton, were merged into the Company and the Bank, respectively. Security was the holding company of Security Savings Association of Hazleton, headquartered in Hazleton, Pennsylvania. Security Savings Association of Hazleton had been serving its customers and community since 1889, out of four offices located in Luzerne and Carbon counties, Pennsylvania.

          The balance sheets contained in the Form 10-Q's for March 31, 2001 and December 31, 2000 reflect acquired assets and liabilities of Security. Results of former Security operations have been included in the consolidated Statement of Operations prospectively from the date of acquisition. Following are the pro forma results which have been prepared as though the Company had acquired Security at the beginning of the period presented.

              PRO FORMA UNAUDITED COMBINED CONDENSED INCOME STATEMENT
                   FOR THE SIX MONTHS ENDED MARCH 31, 2001
                     (In thousands, except per share data)


                                                           As
                                                        Reported      Pro forma
                                                        --------      ----------


         Net interest income                              10,723        11,310
         Other income                                      1,959           380
         Net income                                        2,315       (1,562)

         Earnings per share-basic                        $  0.49     $  (0.33)
         Earnings per share-diluted                      $  0.47     $  (0.32)


         Principles of Consolidation and Presentation

          The accompanying financial statements of the Company include the accounts of First Federal Bank, Northeast Pennsylvania Trust Co., Abstractors, Inc., Higgins Insurance Agency and FIDACO, Inc. First Federal Bank, Northeast Pennsylvania Trust Co., Abstractors, Inc., and Higgins Insurance Agency are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Northeast Pennsylvania Trust Co. offers trust, estate and asset management services and products. Abstractors, Inc. is a title insurance agency. Higgins Insurance Agency provides insurance and investment products to individuals and businesses. FIDACO, Inc. is an inactive subsidiary of First Federal Bank and its only major asset is an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

         Earnings per Share

          The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                      Three months ended                  Six months ended
                                                           March 31,                          March 31,
                                                      2001            2000             2001             2000
                                                      ----            ----             ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Basic:

       Net Income                                   $1,023            $1,099            $2,315          $2,245
                                                    ======            ======            ======          ======

       Weighted average shares outstanding
                                                 4,648,655         4,741,317         4,587,369       4,872,922
       Plus:  ESOP shares released
          or committed to be released              160,684           109,266           154,257         102,839
                                                   -------           -------           -------         -------

                                                 4,809,339         4,850,583         4,741,626       4,975,761
                                                 =========         =========         =========       =========

       Earnings per share  - basic                   $0.21             $0.23             $0.49           $0.45
                                                     =====             =====             =====           =====



                                                      Three months ended                  Six months ended
                                                           March 31,                          March 31,
                                                      2001            2000             2001             2000
                                                      ----            ----             ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Diluted:  (1)

       Net Income                                   $1,023             $1,099           $2,315          $2,245
                                                    ======             ======           ======          ======

       Basic weighted shares outstanding         4,809,339          4,850,583        4,741,626       4,975,761
       Dilutive Instruments:
         Dilutive effect of outstanding
          stock options                             25,798                  -            5,213               -
         Dilutive effect of stock awards           132,289            194,369          142,871         193,896
                                                   -------            -------          -------         -------
                                                 4,967,426          5,044,952        4,889,710       5,169,657
                                                 =========          =========        =========       =========

       Earnings per share  - diluted                 $0.21              $0.22            $0.47           $0.43
                                                     =====              =====            =====           =====

2.       Conversion to Stock Form of Ownership

          The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on December 16, 1997 in connection with the Bank's conversion from the mutual to stock form of organization. On March 31, 1998, the Company issued 6,427,350 shares, par value $.01 per share (the "Common Stock"), including 514,188 shares to the Bank's Employee Stock Ownership Plan and related trust (the "ESOP") and a contribution of 476,100 shares of Common Stock to The First Federal Charitable Foundation (the "Foundation"). The Company received net proceeds of $52.1 million, after expenses of $2.2 million from the offering.

          As required by regulation the Bank established a liquidation account at the time of its Conversion in an amount equal to the equity of the Bank as of September 30, 1997. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The amount of the liquidation account decreases to the extent the balances of eligible deposits decrease. However, the liquidation account does not increase if deposit accounts increase. The liquidation account approximated $6.8 million at September 30, 2000.

          The Company may not  declare  nor pay  dividends  on its stock if such
          declaration   and  payment  would  violate   statutory  or  regulatory
          requirements.

          In addition to the 16,000,000 authorized shares of Common Stock, the Company has 2,000,000 authorized shares of preferred stock with a par value of $0.01 per share (the "preferred stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of March 31, 2001, there were no shares of preferred stock issued.

3.  Securities
     Securities are summarized as follows:

                                                                          March 31, 2001
                                                                            (unaudited)
                                                                          (in thousands)
                                                                       Gross           Gross
                                                     Amortized        Unrealized    Unrealized          Fair
                                                        Cost           Gains          Losses           Value
                                                     ---------        ----------    ----------        ------
Available-for-sale securities:

   Municipal securities                                $34,511          $54            $(762)         $33,803
   Obligations of U.S. Government agencies              17,999          120              (19)          18,100
   Mortgage-related securities                         102,151        1,201              (78)         103,274
   Trust Preferred securities                           13,716            -           (1,585)          12,131
   Corporate Bonds                                      26,971          672              (19)          27,624
                                                      --------       --------        --------        --------

     Total debt securities                             195,348        2,047           (2,463)         194,932

   FHLB stock                                           10,673            -                 -          10,673
   Freddie Mac stock                                     1,514          231                 -           1,745
   Fannie Mae stock                                      1,000           14                 -           1,014
  Other equity securities                                2,967           93               (3)           3,057
                                                      --------       --------        --------        --------

     Total equity securities                            16,154          338               (3)          16,489
                                                      --------       --------        --------        --------

           Total                                      $211,502       $2,385          $(2,466)        $211,421
                                                      ========       ========        ========        ========

Held-to-maturity securities:

   Municipal securities                                 $3,551           $-            $(145)          $3,406
   Obligations of U.S. government agencies              26,787            9             (170)          26,626
   Certificates of deposit                               2,472            -                 -           2,472
                                                      --------       --------        --------        --------

           Total                                       $32,810           $9            $(315)         $32,504
                                                      ========       ========        ========        ========

                                       13

                                                                         SEPTEMBER 30, 2000
                                                                         ------------------
                                                                           (in thousands)
                                                                       Gross           Gross
                                                       Amortized    Unrealized      Unrealized          Fair
                                                         Cost          Gains          Losses            Value
                                                       ---------    ----------      ----------        --------
Available-for-sale securities:

   Municipal securities                                 $35,503          $-          $(2,471)         $33,032
   Obligations of U.S. Government agencies               39,477           -           (1,404)          38,073
   Mortgage-related securities                           53,810          88             (822)          53,076
   Trust Preferred securities                            13,729           -           (2,296)          11,433
   Corporate Bonds                                       11,407          22              (13)          11,416
                                                        -------     -------          --------         -------
     Total debt securities                              153,926         110           (7,006)         147,030
                                                        -------     -------          --------         -------

   FHLB stock                                             6,873           -                 -           6,873
   Freddie Mac stock                                        910         350                 -           1,260
   Fannie Mae stock                                       1,000           3                 -           1,003
  Other equity securities                                   813         497               (2)           1,308
                                                        -------     -------          --------         -------

     Total equity securities                              9,596         850               (2)          10,444
                                                        -------     -------          --------         -------
           Total                                       $163,522        $960          $(7,008)        $157,474
                                                        =======     =======          ========         =======

Held-to-maturity securities:

   Municipal securities                                  $3,551          $-            $(328)          $3,223
   Obligations of U.S. government agencies               26,785           -           (1,879)          24,906
                                                        -------     -------          --------         -------

           Total                                        $30,336          $-          $(2,207)        $28,129
                                                        =======     =======          ========         =======

4.       Loans

        Loans are summarized as follows:                               March 31,          September 30,
                                                                         2001                2000
                                                                         ----                ----
                                                                      (unaudited)
                                                                              (in thousands)
        Real Estate loans:
          One-to four-family                                          $235,347               $205,790
          Multi-family and commercial                                   67,766                 52,669
          Construction                                                   7,956                  3,152
                                                                         -----                  -----
        Total real estate loans                                        311,069                261,611
                                                                       -------                -------

        Consumer Loans:
          Home equity loans and lines of credit                         79,530                 72,416
          Automobile                                                    59,503                 50,941
          Education                                                      3,693                  3,516
          Unsecured lines of credit                                      1,875                  1,817
          Other                                                         10,955                  8,021
                                                                        ------                  -----
        Total consumer loans                                           155,556                136,711
                                                                       -------                -------
        Commercial loans                                                26,649                 22,481
                                                                        ------                 ------
        Total loans                                                    493,274                420,803
                                                                       -------                -------
          Less:
             Allowance for loan losses                                 (5,135)               (4,162)
             Deferred loan origination fees                            (1,680)               (1,536)
                                                                       -------               -------
        Total loans, net                                              $486,459               $415,105
                                                                      ========               ========

                                       14

     The activity in the allowance for loan losses is as follows (in thousands):

                                                  For the six                                              For the six
                                                 months ended              For the year ended             months ended
                                                March 31, 2001             September 30, 2000            March 31, 2000
                                                --------------             ------------------            --------------
                                                  (unaudited)                                             (unaudited)
         Balance, beginning of period                $4,162                      $2,924                       $2,924
         Additional allowance from
          acquisition of Security                       817                           -                            -
         Charge-offs                                  (116)                       (247)                         (47)
         Recoveries                                       8                          18                            2
         Provision for loan losses                      264                       1,467                          443
                                                        ---                       -----                          ---
         Balance, end of period                      $5,135                      $4,162                       $3,322
                                                     ======                      ======                       ======

5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                      March 31, 2001            September 30, 2000
                                                                      --------------            ------------------
                                                                         (unaudited)
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                     --------   ----------        --------  ----------
                                                                     --------   ----------        --------  ----------
        Savings accounts (passbook, statement, clubs)                $91,334        18.98%        $70,369       16.77%
        Money market accounts                                         34,133         7.09          31,635        7.54
        Certificates of deposit less than $100,000                   220,630        45.83         180,775       43.08
        Certificates of deposit greater than $100,000(1)              61,940        12.87          81,847       19.50
        NOW Accounts                                                  50,092        10.41          37,781        9.00
        Non-interest bearing deposits                                 23,207         4.82          17,264        4.11
                                                                      ------         ----          ------        ----
        Total deposits at end of period                             $481,336       100.00%       $419,671      100.00%
                                                                    ========       =======       ========      =======

         (1) Deposit balances in excess of $100,000 are not federally insured.

Item 2            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Northeast Pennsylvania Financial Corp. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Reform Act of 1995 and is including this statement for purposes of such safe harbor provisions. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy; and Section D, Liquidity and Capital Resources.

A.       General

The Company is the holding company for First Federal Bank, a federally-chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"), Abstractors, Inc., Trust Co., Abstractors, Inc., and Higgins. The Company does not transact any material business other than through the Bank and its other subsidiaries. Accordingly the information set forth in this Form 10-Q, including the financial information, primarily relates to the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, professional fees, federal deposit insurance premiums, data processing, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

In June 1998, the Company purchased Abstractors, Inc. a local title insurance agency. In June 1999, the Company received approval from the Pennsylvania Department of Banking to form a trust company, Northeast Pennsylvania Trust Co. The Trust began operations in the first fiscal quarter of 2000. The Trust Co.
offers current customers and, potentially, other financial institutions' customers trust, estate and asset management services and products.

On November 10, 2000, the Company acquired Security of Pennsylvania Financial Corp., the holding company for Security Savings Association of Hazleton, a local financial institution. In December 2000, the Company acquired Higgins Insurance Agency, a Pottsville based insurance agency, which has been serving customers throughout Schuylkill and Luzerne Counties since 1946. Higgins offers personal, health and commercial insurance.

B.       Management Strategy

The Company's operating strategy is that of a community-based financial institution, offering a wide variety of financial products to its retail and business customers. The Bank, while maintaining its focus on residential lending has been concentrating on increasing its consumer, small business and commercial lending. In order to promote long-term financial strength and profitability, the Company's operating strategy has focused on: (i) meeting the financial needs of its customers through expanded product offerings, improved delivery systems and by taking advantage of technological advances, including the internet; (ii) increasing profitability by emphasizing higher-yielding consumer and commercial loans; (iii) maintaining a strong regulatory capital position; (iv) managing its interest rate risk by emphasizing consumer and commercial loans, in addition to shorter term, adjustable rate, one-to four-family loans, soliciting longer-term deposits and utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB"); and (v) maintaining strong asset quality by utilizing strong underwriting guidelines.

C.       Non-Performing Assets and Impaired Loans

The following table presents information regarding the Bank's non-performing loans, real estate owned and other repossessed assets at the dates indicated:

                                                                           March 31,                September 30,
                                                                             2001                        2000
                                                                             ----                        ----
                                                                          (unaudited)
                                                                                      (in thousands)
Non-performing loans:
 Non-accrual loans plus other impaired loans                                  $5,482                    $3,499
Real estate owned and other repossessed assets                                   644                       173
                                                                                 ---                       ---
     Total non-performing assets                                              $6,126                    $3,672
                                                                              ======                    ======

         Total non-performing loans as a percentage of total loans             1.12%                     0.83%
         Total non-performing assets as a percentage of total assets           0.78%                     0.58%


The increase in non-performing assets was primarily the result of additional delinquencies associated with the Security Savings acquisition. Included in non-accrual was plus other impaired loans at September 30, 2000 and March 31, 2001 is a $2.0 million impaired loan to a commercial borrower. This commercial loan is secured by a portfolio of NASDAQ traded securities whose value has fluctuated greatly in recent periods.


D.  Allowance for Loan Losses

An allowance is maintained to absorb losses inherent in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to maintain the allowance at a level that is sufficient to absorb expected loan losses. The allowance for loan losses is also increased by balances acquired through acquisitions, recoveries and is decreased by charge-offs. The Company charges current earnings with a provision for loan losses to maintain the allowance for loan losses at a level deemed appropriate by management. In determining the provision, management considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio.

The Company's determination as to the adequacy of the allowance is based on management's evaluation of past loan loss experience, known and inherent risks in the loan portfolio, possible adverse situations that have occurred that may affect a borrower's ability to repay, the estimated value of underlying collateral, economic conditions, and other relevant factors. Management assesses the adequacy of the allowance through a formula allowance, specific allowances for identified problem loans and an unallocated allowance.

The formula allowance element gives consideration to historical losses and the current composition of the portfolios. Losses are recognized when (a) information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Borrowers are impacted by events that result in loan default such as job loss, divorce, medical crisis or the loss of a major tenant. The time-frame between the occurrence of such events and the resulting default and loss realization is between 1.0 and 2.5 years, depending upon the loan type. Therefore, for example, if the general credit characteristics of a portion of a loan portfolio have not changed significantly over time, losses can be estimated by calculating historical loss experience over a period of two years.

The formula allowance is determined by applying loss factors against all non-impaired loans. Loss factors may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are calculated based on models that estimate the probability that loans will become delinquent and ultimately result in foreclosure over a period of between 1.0 and 2.5 years, depending on the loan type, and the rates of loss that have been experienced on such loans. The foreclosure and loss rates are then reviewed in order to attempt to predict losses going forward. A contingency factor is then added to provide for the risk associated with imprecision in estimating inherent loan losses.

Specific allowances are established against individual residential 1-4 mortgage, consumer, commercial, and commercial and multi-family real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, management believes that full collectibility in the normal manner is improbable if a loan is severely delinquent or if it has been determined that borrower cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of any underlying fair value of collateral, net of the cost of disposition of the collateral, and the fair value is compared to the net book value of the loan. If the net book value exceeds the fair value, a specific allowance is established in an amount equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

An unallocated allowance is established for losses which may not have been identified through the formula and specific portions of the allowance. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of loan portfolios through acquisitions and new business strategies, changes in underwriting processes, and trends in problem loan and loss recovery rates. Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

E. Liquidity and Capital Resources

The Bank's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2001 and 2000, the Bank's liquidity ratios were 8.4% and 4.6%, respectively.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $222.5 million, or 28.4% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2001, the Bank had $211.0 million in advances outstanding from the FHLB, and had an overall borrowing capacity of $358.5 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At March 31, 2001, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $52.3 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") and KEOGH accounts, which are scheduled to mature in less than one year from March 31, 2001, totaled $209.6 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At March 31, 2001, the Bank had $57.1 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $47.2 million, or 6.2% of total adjusted assets, which is above the required level of $11.4 million, or 1.5%; a core capital level of $47.2 million, or 6.2% of total adjusted assets, which is above the required level of $22.8 million, or 3.0%; and a risk-based capital of $52.4 million, or 11.9% of risk-weighted assets, which is above the required level of $35.4 million, or 8.0%.

At March 31, 2001, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $58.5 million, or 7.7%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 6.2% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

F.  Comparison of Financial Condition at March 31, 2001 and September 30, 2000

On November 10, 2000 Northeast Pennsylvania Financial Corp. completed its acquisition of Security of Pennsylvania Financial Corp. for $17.50 per share in a transaction accounted for using the purchase method of accounting.

As a result of the acquisition of Security Savings in November of 2000, the asset base increased $145.4 million from $637.3 million at September 30, 2000 to $782.7 million at March 31, 2001. The growth was in loans receivable, investment securities and intangible assets.

Available-for-sale securities increased $53.9 million, from $157.5 million at September 30, 2000 to $211.4 million at March 31, 2001. The increase was primarily attributable to the purchase of mortgage backed securities utilizing proceeds from the sale of mortgage loans and advances from the FHLB.

Loans increased $71.4 million to $486.5 million at March 31, 2001, primarily due to the loans obtained from the Security acquisition. The largest increase was in one-to four-family real estate loans which increased $29.6 million, as a result of $61.6 million of loans acquired from Security, offset by the sale of $28.4 million of Security's fixed rate mortgage loans. In addition, consumer loans increased $18.8 million and multi-family and commercial real estate loans increased $15.1 million

Intangible assets increased $12.3 million to $13.7 million at March 31, 2001 as a result of a core deposit intangible of $9.1 million created by the Security acquisition. The core deposit intangible is being amortized on an accelerated basis over a 13 to 31 year life. Goodwill from the purchase of Security is $1.1 million which is being amortized over a 20 year life. Also contributing to this increase is $2.6 million of goodwill created as a result of the acquisition of Higgins Insurance Associates, Inc., which is being amortized over a 20 year life.

Deposits increased $61.6 million from $419.7 million at September 30, 2000 to $481.3 million at March 31, 2001. The largest increase was in savings accounts and certificates of deposit, which increased $21.0 million and $19.9 million, respectively, from the acquisition of Security combined with increased marketing efforts and competitive pricing of such products. NOW accounts increased $12.3 million from $37.8 million to $50.1 million as a result of a more active solicitation of such accounts and the Security acquisition.

FHLB advances increased $73.5 million, from $137.5 million at September 30, 2000 to $211.0 million at March 31, 2001. This was a result of management's utilization of FHLB borrowings to fund the purchase of Security, and the purchase of investment securities.

Total equity increased $5.7 million to $78.7 million at March 31, 2001. This increase in equity resulted primarily from a $3.7 million net of tax decrease in unrealized losses on securities reflected in accumulated other comprehensive income, along with retention of earnings for the period, partially offset by the effect of the purchase by the Company of an additional 222,000 shares of its common stock during the period at a cost of $2.6 million. Equity also increased through the issuance of 215,052 shares of treasury stock in the amount of $2.4 million for the purchase of Higgins.

G. Comparison of Operating Results for the Three Months ended March 31, 2001 and March 31, 2000

General. The Company had net income of $1.0 million for the three months ended March 31, 2001 and $1.1 million for the three months ended March 31, 2000.

Interest Income. Total interest income increased $2.3 million, or 21.3%, to $13.5 million for the three months ended March 31, 2001. This was primarily due to a $107.3 million, or 17.3%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $2.2 million, or 28.7%, from $7.6 million for the period ending March 31, 2000 to $9.8 million. This was due to a $57.6 million increase in the average balance of real estate loans and a $31.8 million increase in the average balance of consumer loans. Interest income on total securities increased $207,000 to $3.8 million for the three months ended March 31, 2001 primarily due to a $13.2 million increase in the average balance of such securities.

Interest Expense. Interest expense increased $1.6 million, or 24.5%, from $6.4 million for the three months ended March 31, 2001 to $8.0 million for the three months ended March 31, 2000, due primarily to a $54.9 million increase in the average balance on certificates of deposit. Also, interest expense on FHLB advances and other borrowings increased $137,000, due to a higher outstanding balance.

Provision for Loan Losses. The Company's provision for loan losses for the three months ended March 31, 2001 was $264,000 compared to $238,000 for the three months ended March 31, 2000. The increase in the provision was a result of the $76.6 million increase in net outstanding loan balances from March 31, 2000 to March 31, 2001. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Non-interest Income. Non-interest income increased $818,000, from $358,000 to $1.2 million, for the three months ended March 31, 2001. The increase in non-interest income was primarily due to a $441,000 increase in insurance premium income from Higgins. Service charges and other fee income increased $132,000 as a result of higher outstanding balances on deposits and more transactions. Gain on available-for-sale securities increased $131,000 due to sales of securities during the quarter. Trust fee income increased $130,000 as a result of a larger asset base under management.

Non-interest Expense. Total non-interest expense increased from $3.6 million for the three months ended March 31, 2000 to $5.1 million for the three months ended March 31, 2001, respectively. Salaries and employee benefits increased $664,000 as a result of new staff from the acquisitions of Security and Higgins. Other non-interest expense increased $355,000, or 59.6%, primarily due to a $134,000 increase in expense for assets acquired through foreclosure and repossession, as well as general increases in operating expenses such as supplies and postage.

Amortization expense increased $246,000 due to expense associated with the acquisition of Security and Higgins. Occupancy expense increased $188,000 as a result of additional expense incurred with properties acquired from Security.

Income Taxes. The Company had an income tax provision of $296,000 for the three months ended March 31, 2001, compared to a provision of $174,000 for the three months ended March 31, 2000 reflecting a effective tax rate of 22.4%, and 13.7%, respectively, for those periods. The increase in the effective tax rate was as a direct result of the sale of tax-exempt municipal securities.

H. Comparison of Operating Results for the Six Months ended March 31, 2001 and March 31, 2000.

General. The Company had net income of $2.3 million for the six months ended March 31, 2001 and $2.2 million for the six months ended March 31, 2000.

Interest Income. Total interest income increased $4.6 million, or 21.1%, from $21.9 million for the six months ended March 31, 2000 to $26.5 for the six months ended March 31, 2001, primarily due to an $89.4 million, or 14.6%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $4.4 million from $14.9 million for the six month period ending March 31, 2000 to $19.3 million, due to a $58.8 million increase in the average balance of real estate loans, a $30.6 million increase in the average balance of consumer loans, and a $3.9 million increase in the average balance of commercial loans. Interest income on total securities increased $173,000 to $7.2 million for the six months ended March 31, 2001 primarily due to a $3.9 million increase in the average balance of such securities.

Interest Expense. Interest expense increased $3.3 million, or 26.6%, from $12.5 million for the six months ended March 31, 2000 to $15.8 million for the six months ended March 31, 2001, primarily due to a $2.2 million increase in certificates of deposit interest expense. Interest expense on checking and savings rose $412,000 and $302,000, respectively. The higher interest expense on deposits was a direct reflection of higher outstanding balances. Interest expense on FHLB advances and other borrowings increased $417,000 due to a 49 basis point increase in the average rate.

Provision for Loan Losses. The Company's provision for loan losses for the six months ended March 31, 2001 was $264,000 compared to $443,000 for the six months ended March 31, 2000. The decrease was due to an increase in the provision at March 31, 2000 as a result of loan purchases during that quarter. Information relating to the Company's allowance for loan losses appears in Section D of Management's Discussion and Analysis of this Form 10-Q.

Non-interest Income. The Company experienced a $1.2 million increase in non-interest income from $794,000 for the six months ended March 31, 2000 to $2.0 million for the six months ended March 31, 2001. The primary reason for this increase was a $483,000 increase in gain on sale of loans, resulting from the sale of Security's fixed rate mortgage loans. Also contributing change was a $459,000 increase in insurance premium income from Higgins and Abstractors. Trust fee income increased $267,000 from an increased asset base under management. Service charges and other fees increased $182,000 due to additional branches and a larger customer base. Offsetting these increases was a $306,000 decrease in other income largely due to losses derived from the Company's investment in Buildersfirst.com.

Non-interest Expense. Total non-interest expense increased $2.1 million, or 29.0%, from $7.2 million to $9.3 million for the six months ended March 31, 2001. The largest increase, $808,000, was in salary and net employee benefits expense as a result of new staff from Security and Higgins. Other non-interest expense increased $441,000 mainly due to the expenses associated with the repossession and foreclosure of assets. General operating expenses such as supplies and postage also increased due to additional branch and company expansion. Amortization expense increased $344,000 due to the purchase of Security and Higgins. Occupancy expense increased $297,000 due to expenditures on properties acquired from Security Savings.

Income Taxes. The Company had income tax expense of $818,000 for the six months ended March 31, 2001, compared to expense of $337,000 for the six months ended March 31, 2000, reflecting effective tax rates of 26.1%, and 13.1%, respectively. The increase in the effective tax rate was the result of the sale of tax-exempt municipal securities.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    As of March 31, 2001, there have been no material changes in the quantative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

Item 2.           Changes in Securities and Use of Proceeds

                    On December 31, 2000, the Company issued an aggregate of 215,052 shares of its common stock to the four stockholders of Higgins Insurance Associates, Inc., all of whom were also officers of Higgins Insurance, in connection with its acquisition of Higgins Insurance. Those shares of Company common stock were valued at $2.5 million, based on the closing price of the common stock on December 1, 2000 as reported in the American Stock Exchange, as provided in the agreement to acquire Higgins Insurance. The Company relied upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act.

                    On February 28, 2001, the Company issued an aggregate of 32,808 shares of its common stock to three directors of its financial institution subsidiaries upon their exercise of options, at an exercise price of $5.71 per share, which those persons initially received as directors of Security of Pennsylvania Financial Corp. Security of Pennsylvania Financial Corp. was acquired by the Company on November 10, 2000 at which point their options were converted into options to purchase Company common stock. The Company relied upon the exemption from registration under the Securities Act provided by Section 4(2) of that Act.


Item 3.           Defaults Upon Senior  Securities

                    Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                    The Annual Meeting of the Stockholders of the Company was held on January 31, 2001. The results of the vote were as follows:

                  1. The following individuals were elected as directors, each for a three-year term:

                                                      VOTES FOR                              VOTES WITHHELD
                                                      ---------                              --------------
                  E. Lee Beard                       4,843,956                                   131,641

                  William R. Davidson                4,870,570                                   105,027

                  Thomas L. Kennedy                  4,850,821                                   124,776

                  2.The  appointment of  KPMG  LLP  as  independent  auditors of
                    Northeast Pennsylvania Financial Corp. for the fiscal year ended September 30, 2001 was ratified by the stockholders by the following vote:

                     FOR        AGAINST         ABSTAIN
                  4,912,385     45,914          17,298


Item 5.           Other information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(A)      Exhibits

     3.1  Certificate  of  Incorporation  of  Northeast  Pennsylvania  Financial
          Corp.*

     3.2  Bylaws  (as  amended   effective   December  29,  2000)  of  Northeast
          Pennsylvania Financial Corp.*

     4.0  Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*

     10.1 Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan
          **

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

(B)      Reports on Form 8-K

          On January 24, 2001, the Company filed an amendment to the 8-K it had filed on November 21, 2000. The amendment incorporated by reference the audited financial statements of Security of Pennsylvania Financial Corp. and provided pro forma financial information regarding the Company's acquisition of Security of Pennsylvania Financial Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         NORTHEAST PENNSYLVANIA
                                                         FINANCIAL CORP.


Date:    May 11, 2001                      By: /s/ E. Lee Beard
                                               ----------------
                                                   E. Lee Beard
                                                   President and Chief Executive
                                                   Officer

Date:    May 11, 2001                      By: /s/ Patrick J. Owens, Jr.
                                               -------------------------
                                                   Patrick J. Owens, Jr.
                                                   Treasurer