Form 10-Q
period 2001-06-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2001-08-14
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes X       No __
                                                       -------    -------



     The Registrant had 4,945,605 shares of Common Stock outstanding as of August 14, 2001.

                                TABLE OF CONTENTS

Item
No.
                                                                            Page
                                                                          Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         June 30, 2001 (unaudited) and September 30, 2000.................    1

         Consolidated Statements of Operations for the Three Months Ended
         June 30, 2001 and 2000 (unaudited)...............................    2

         Consolidated Statement of Comprehensive Income (Loss) for the Three
         Months Ended June 30, 2001 and 2000 (unaudited)..................    3

         Consolidated Statements of Operations for the Nine Months Ended
         June 30, 2001 and 2000 (unaudited)...............................    4

         Consolidated Statement of Comprehensive Income (Loss) for the Nine
         Months Ended June 30, 2001 and 2000 (unaudited)..................    5

         Consolidated Statements of Changes in Equity for the Years Ended September 30, 2000, 1999 and 1998 and the Nine Months Ended June 30,
         2001 (unaudited).................................................    6

         Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 2001 and 2000 (unaudited)................................   7

         Notes to Consolidated Financial Statements (unaudited)............   9


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  16

Item 3   Quantitative and Qualitative Disclosures about Market Risk........  25

Part II - OTHER INFORMATION

1        Legal Proceedings.................................................  26

2        Changes in Securities and Use of Proceeds.........................  26

3        Defaults Upon Senior Securities...................................  26

4        Submission of Matters to a Vote of Security Holders...............  26

5        Other Information.................................................  26

6        Exhibits and Reports on Form 8 - K................................  26

Signatures

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
                June 30, 2001 (unaudited) and September 30, 2000
                                 (in thousands)

                                                                               June 30,        September 30,
                                                                                 2001             2000
                                                                                 ----             ----
                               Assets                                         (unaudited)

Cash and cash equivalents                                                        $6,152          $ 6,295
Securities available-for-sale                                                   217,726          157,474
Securities held-to-maturity (estimated fair value of $27,741 at June
    30, 2001 and $28,129 at September 30, 2000)                                  28,124           30,336
Loans (less allowance for loan losses of $3,970 at June 30, 2001 and
    $4,162 at September 30, 2000)                                               493,309          415,105
Accrued interest receivable                                                       6,797            5,401
Assets acquired through foreclosure                                                 379              173
Property and equipment, net                                                      12,000            9,878
Intangible assets                                                                13,364            1,446
Other assets                                                                      8,783           11,234
                                                                                  -----           ------
     Total assets                                                              $786,634        $ 637,342
                                                                               ========        =========

                       Liabilities and Equity

Deposits                                                                       $493,365        $ 419,671
Federal Home Loan Bank advances                                                 206,446          137,461
Other borrowings                                                                  4,986            1,654
Advances from borrowers for taxes, insurance and trust                            1,335              639
Accrued interest payable                                                          1,564            2,472
Other liabilities                                                                 4,237            2,470
                                                                                  -----            -----

          Total liabilities                                                    $711,933        $ 564,367
                                                                               --------        ---------

Preferred stock ($.01 par value; 2,000,000 authorized shares;
    0 shares issued)                                                                  -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       62,163           62,164
Common stock acquired by stock benefit plans                                    (5,637)          (6,221)
Retained earnings - substantially restricted                                     35,395           33,207
Accumulated other comprehensive income (loss)                                        68          (3,711)
Treasury stock, at cost (1,476,745 shares at June 30, 2001 and
    1,134,201 shares at September 30, 2000)                                    (17,352)         (12,528)
                                                                               --------         --------

     Total equity                                                               $74,701          $72,975
                                                                                -------          -------

            Total liabilities and equity                                       $786,634        $ 637,342
                                                                               ========        =========

                                       1

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Three Months Ended June 30, 2001 and 2000 (unaudited)
                      (in thousands, except for share data)

                                                                                For the Three months ended
                                                                                         June 30,
Interest Income:                                                               2001                 2000
                                                                               ----                 ----
                                                                                       (unaudited)
  Loans                                                                       $10,144            $ 8,032
  Mortgage-related securities                                                   1,516                923
  Investment securities:
     Taxable                                                                    1,780              1,865
     Non-taxable                                                                  456                781
                                                                                  ---                ---

     Total interest income                                                     13,896             11,601

Interest Expense:
  Deposits                                                                      4,956              3,751
  Federal Home Loan Bank advances and other                                     2,924              3,235
                                                                                -----              -----

     Total interest expense                                                     7,880              6,986

Net interest income                                                             6,016              4,615

Provision for loan losses                                                         494                141
                                                                                  ---                ---


Net interest income after provision for loan losses                             5,522              4,474

Non-interest Income:
  Service charges and other fees                                                  449                338
  Insurance premium income                                                        739                 83
  Trust fee income                                                                136                  5
  Other income (expense)                                                          (5)                121
  Gain (loss) on sale of:
     Real estate owned                                                            (1)               (53)
     Loans                                                                         29                  1
   Available-for-sale securities                                                  350                 18
                                                                                  ---                 --
      Total non-interest income                                                 1,697                513

Non-interest Expense:
  Salaries and net employee benefits                                            2,714              1,940
  Occupancy costs                                                                 683                474
  Data processing                                                                 186                183
  Professional fees                                                               283                164
  Federal Home Loan Bank service charges                                          227                166
  Amortization                                                                    326                 97
  Other                                                                           893                585
                                                                                  ---                ---

     Total non-interest expense                                                 5,312              3,609

Income before income taxes                                                      1,907              1,378

Income taxes                                                                      651                202
                                                                                  ---                ---


Net income                                                                     $1,256            $ 1,176
                                                                               ======            =======

Earnings per share - basic                                                      $0.27             $ 0.25
                                                                                =====             ======
Earnings per share - diluted                                                    $0.26             $ 0.24
                                                                                =====             ======

                     Northeast Pennsylvania Financial Corp.
              Consolidated Statement of Comprehensive Income (Loss)
          For the Three Months Ended June 30, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                               For the Three Months Ended
                                                                                       June 30,
                                                                                 2001               2000
                                                                                 ----               ----
                                                                                      (unaudited)
Net Income                                                                     $1,256            $ 1,176
                                                                               ======            =======

Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period                 $349           $ (2,424)
    Less:  Reclassification adjustment for gains included in net
      income                                                                     231                 12
                                                                                 ---                 --
Other comprehensive income (loss)                                                118             (2,412)
                                                                                 ---             -------
Comprehensive income (loss)                                                   $1,374           $ (1,236)
                                                                              ======           =========

                                        3

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
          For the Nine Months Ended June 30, 2001 and 2000 (unaudited)
                      (in thousands, except per share data)

                                                                                 For the Nine Months Ended
                                                                                          June 30,
                                                                                   2001                2000
                                                                                   ----                ----
                                                                                         (unaudited)
Interest Income:
  Loans                                                                          $29,460            $ 22,899
  Mortgage-related securities                                                      4,104               2,760
  Investment securities:
     Taxable                                                                       5,464               5,318
    Non-Taxable                                                                    1,374               2,515
                                                                                   -----               -----
     Total interest income                                                        40,402              33,492

Interest Expense:
  Deposits                                                                        15,319              11,209
  Federal Home Loan Bank advances and other                                        8,344               8,237
                                                                                   -----               -----

     Total interest expense                                                       23,663              19,446

Net interest income                                                               16,739              14,046

Provision for loan losses                                                            757                 585
                                                                                     ---                 ---


Net interest income after provision for loan losses                               15,982              13,461

Non-interest Income:
  Service charges and other fees                                                   1,216                 925
  Insurance premium income                                                         1,304                 189
  Trust fee income                                                                   405                   7
  Other income (expense)                                                            (101)                333
  Gain (loss) on the sale of:
     Real estate owned                                                                 3                (167)
     Loans                                                                           526                  15
     Available-for-sale securities                                                   300                   5
                                                                                     ---                   -
     Total non-interest income                                                     3,653               1,307

Non-interest Expense:
  Salaries and net employee benefits                                               7,401               5,818
  Occupancy costs                                                                  1,955               1,448
  Data processing                                                                    530                 444
  Professional fees                                                                  754                 466
  Federal Home Loan Bank and other service charges                                   698                 491
  Amortization                                                                       861                 288
  Other                                                                            2,397               1,853
                                                                                   -----               -----

     Total non-interest expense                                                   14,596              10,808

Income before income taxes                                                         5,039               3,960

Income taxes                                                                       1,468                 540
                                                                                   -----                 ---


Net income                                                                        $3,571             $ 3,420
                                                                                  ======             =======

Earnings per share - basic                                                         $0.75              $ 0.70
                                                                                   =====              ======
Earnings per share - diluted                                                       $0.73              $ 0.68
                                                                                   =====              ======

                                       4

                     Northeast Pennsylvania Financial Corp.
              Consolidated Statement of Comprehensive Income (Loss)
          For the Nine Months Ended June 30, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                For the Nine Months Ended
                                                                                       June 30,
                                                                                 2001               2000
                                                                                 ----               ----
                                                                                      (unaudited)
Net Income                                                                     $3,571            $ 3,420
                                                                               ======            =======

Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period                $3,977          $ (2,415)
    Less:  Reclassification adjustment for gains included in net
      income                                                                      198                 3
                                                                                  ---                 -
Other comprehensive income (loss)                                               3,779            (2,412)
                                                                                -----            ------
Comprehensive income (loss)                                                    $7,350          $ (1,008)
                                                                               ======          =========

                                       5

                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
              For the Years Ended September 30, 2000, 1999 and 1998
               and the Nine Months Ended June 30, 2001 (unaudited)
                                 (in thousands)

                                                                  Common Stock                  Accumulated
                                                     Additional    Acquired by                    Other
                                           Common     Paid In    stock benefit    Retained    Comprehensive      Treasury    Total
                                            Stock     Capital        plans        Earnings    income(loss)         Stock     Equity
                                           ------    ----------  -------------    --------    -------------      --------    ------
Balance September 30, 1997               $       -    $       -    $       -      $ 27,255      $  1,283         $      -  $ 28,538

Issuance of Common Stock ($.01 par value;
     16,000,000 authorized shares;
     6,427,350 shares issued)                   64                                                                               64
Additional paid-in Capital                               61,959                                                              61,959
Unearned Employee Stock Ownership
     Plan (ESOP) shares                                               (5,142)                                                (5,142)
ESOP shares committed to be released                        124          343                                                    467
Net changes in gains (losses) on
     securities available for sale, net of tax                                                     1,595                      1,595
Net loss                                                                               (47)                                     (47)
                                         ---------    ---------    ---------      --------      --------         --------  --------
Balance September 30, 1998               $      64    $  62,083    $  (4,799)     $ 27,208      $  2,878         $      -  $ 87,434

Unearned stock awards                                                 (3,312)                                                (3,312)
ESOP shares committed to be released                         77          557                                                    634
Stock awards                                                (41)         488                                                    447
Net changes in gains (losses) on
securities available for sale, net of tax                                                         (5,752)                    (5,752)
Treasury stock at cost, (626,667 shares)                                                                           (7,585)   (7,585)
Cash dividend paid                                                                    (955)                                    (955)
Net income                                                                           4,565                                    4,565
                                         ---------    ---------    ---------      --------      --------         --------  --------
Balance September 30, 1999               $      64    $  62,119    $  (7,066)     $ 30,818      $ (2,874)        $ (7,585) $ 75,476

ESOP shares committed to be released                         89          328                                                    417
Stock awards                                                (44)         517                                                    473
Net changes in gains (losses) on
securities available-for-sale, net of tax                                                           (837)                      (837)
Treasury stock at cost, (507,534 shares)                                                                           (4,943)   (4,943)
Cash dividend paid                                                                  (1,547)                                  (1,547)
Net income                                                                           3,936                                    3,936
                                         ---------    ---------    ---------      --------      --------         --------  --------
Balance,  September 30, 2000             $      64    $  62,164    $  (6,221)     $ 33,207      $ (3,711)        $(12,528) $ 72,975
                                         =========    =========    =========      ========      ========         ========  ========

ESOP shares committed to be released                        100          314                                                    414
Stock awards                                                (23)         270                                                    247
Stock options exercised (32,808 shares)                    (204)                                                      391       187
Net changes in gains (losses) on
securities available-for-sale, net of tax                                                          3,779                      3,779
Treasury stock at cost, (590,404 shares)                                                                           (7,589)   (7,589)
Acquisition of Higgins Insurance
Associates (215,052 shares)                                 126                                                     2,374     2,500
Cash dividend paid                                                                  (1,383)                                  (1,383)
Net income                                                                           3,571                                    3,571
                                         ---------    ---------    ---------      --------      --------         --------  --------
Balance, June 30, 2001                   $      64    $  62,163    $  (5,637)     $ 35,395      $     68         $(17,352) $ 74,701
                                         =========    =========    =========      ========      ========         ========  ========


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
          For the Nine Months Ended June 30, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                          For the Nine Months Ended
                                                                                                   June 30,
                                                                                             2001             2000
                                                                                             ----             ----
Operating Activities:                                                                            (unaudited)
Net Income                                                                                 $3,571          $ 3,420
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for REO loss                                                                      348               64
  Provision for loan losses                                                                   757              585
  Depreciation                                                                              1,052              853
  Amortization                                                                                861              288
  Deferred income tax provision                                                             2,411              461
  ESOP expense                                                                                414              277
  Stock award expense                                                                         246              404
  Amortization and (accretion) on:
     Held-to-maturity securities                                                               (3)              (4)
     Available-for-sale securities                                                           (392)          (1,521)
  Amortization of deferred loan fees                                                         (302)            (122)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                       (3)             167
     Loans                                                                                   (526)             (15)
     Available-for-sale securities                                                           (300)              (5)
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                                (1,396)            (668)
    Increase in other assets                                                              (15,016)          (2,769)
    Increase (decrease) in accrued interest payable                                          (908)             681
    Decrease in accrued income taxes payable                                                  (29)            (776)
    Increase in other liabilities                                                           1,796            1,453
                                                                                            -----            -----

      Net cash provided by (used in) operating activities                                 $(7,419)           $2,773

Investing Activities:
Net increase in loans                                                                    $(84,578)        $(50,801)
Proceeds from sale of:
  Available-for-sale securities                                                            60,005           32,058
  Held to maturity securities                                                               8,669                -
  Assets acquired through foreclosure                                                         555              208
  Loans                                                                                     5,339            1,051
Proceeds from repayments of held-to-maturity securities                                         -                2
Proceeds from repayments of available-for-sale securities                                  19,053            6,952
Purchase of:
  Held-to-maturity securities                                                              (6,454)               -
  Available-for-sale securities                                                          (121,037)         (24,641)
  Office properties and equipment                                                          (3,174)            (610)
  Federal Home Loan Bank stock                                                            (11,525)          (6,249)
                                                                                         --------          -------

Net cash used in investing activities                                                   $(133,147)        $(42,030)

Financing Activities:
  Net increase (decrease) in deposit accounts                                             $73,694         $(21,180)
  Net increase in Federal Home Loan Bank short-term advances                                2,000           39,500
  Borrowings of Federal Home Loan Bank long-term advances                                 108,000           30,000
  Repayments of Federal Home Loan Bank long-term advances                                 (41,014)             (15)
  Net increase in advances from borrowers for taxes and insurance                             696              284


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statement of Cash Flows
          For the Nine Months Ended June 30, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                  For the Nine Months Ended
                                                                                      June 30,

                                                                                      2001           2000
                                                                                        (unaudited)
     Net increase (decrease) in other borrowings                                    $3,332           $ 728
    Purchase of treasury stock                                                      (7,589)         (4,943)
    Stock issued for the purchase of
       Higgins Insurance Associates, Inc.                                            2,500               -
    Stock options exercised                                                            187               -
    Cash dividend on common stock                                                   (1,383)         (1,117)
                                                                                   -------         -------

     Net cash provided by financing activities                                     140,423          43,257

(Increase) decrease in cash and cash equivalents                                      (143)          4,000

Cash and cash equivalents, beginning of period                                       6,295           4,177
                                                                                     -----           -----

Cash and cash equivalents, end of period                                            $6,152         $ 8,177
                                                                                    ======         =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                      $24,572         $18,887
                                                                                   =======         =======
     Income taxes                                                                     $882           $ 696
                                                                                      ====           =====
Supplemental disclosure-non-cash information:
  Transfer from loans to real estate owned                                          $1,106            $657
                                                                                    ======            ====
  Net change in unrealized gains (losses) on securities
     available-for-sale, net of tax                                                 $3,779        $ (2,412)
                                                                                   =======         =======


Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Financial Statements Presentation

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 2000. The results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

     Northeast Pennsylvania Financial Corp. (the "Company") has a $2.0 million investment in the preferred stock of Buildersfirst.com. Since the investment does not have a readily determinable market value, the Company is not accounting for the investment under SFAS No. 115. The accounting for this security was initially guided by EITF Topic No. D-68, EITF Topic No. 98-13, and EITF Topic No. 99-10, which, in essence, provide that investee losses should be absorbed by investments in other securities once an investee's common equity has been exceeded by net losses. However, during the Company's third fiscal quarter the investee issued additional equity and entered into certain other business relationships which reduced the Company's influence over the investee and resulted in the Company prospectively utilizing the cost method of accounting for its remaining investment in Buildersfirst.com

     Principles of Consolidation and Presentation

     The accompanying financial statements of the Company include the accounts of First Federal Bank, Northeast Pennsylvania Trust Co. ("Trust"), Abstractors, Inc., Higgins Insurance Agency ("Higgins") and FIDACO, Inc. First Federal Bank, Northeast Pennsylvania Trust Co., Abstractors, Inc., and Higgins Insurance Agency are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Northeast Pennsylvania Trust Co. offers trust, estate and asset management services and products. Abstractors, Inc. is a title insurance agency. Higgins Insurance Agency provides insurance and investment products to individuals and businesses. FIDACO, Inc. is an inactive subsidiary of First Federal Bank and its only major asset is an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

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

     On November 10, 2000, the Company acquired Security of Pennsylvania Financial Corp. for $17.50 per share. The total cost of the acquisition was $25.9 million. The intangibles acquired are being amortized using both straight line and accelerated methods of amortization over lives ranging from 13 to 31 years. The transaction was accounted for using the purchase method of accounting. Immediately upon consummating the transaction, Security of Pennsylvania Financial Corp. ("Security") and its subsidiary, Security Savings Association of Hazleton, were merged into the Company and the Bank, respectively. Security Savings Association of Hazleton had four offices located in Luzerne and Carbon counties, Pennsylvania.

     The balance sheets contained in the Form 10-Qs for June 30, 2001, March 31, 2001 and December 31, 2000 reflect assets and liabilities acquired from Security. Results of former Security operations have been included in the consolidated Statement of Operations prospectively from the date of acquisition. Following are the pro forma results which have been prepared as though the Company had acquired Security at the beginning of the period presented.

             PRO FORMA UNAUDITED COMBINED CONDENSED INCOME STATEMENT
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                      (In thousands, except per share data)

                                                           As
                                                        Reported          Pro forma
                                                        ---------------------------


         Net interest income                             $15,982            $16,233
         Other income                                      3,653              2,074
         Net income                                        3,571               (306)

         Earnings per share-basic                          $0.75             $(0.06)
                                                          ======             ======
         Earnings per share-diluted                        $0.73             $(0.06)
                                                          ======             ======

     Recent Accounting Developments

     In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There is no anticipated impact on earnings, financial condition, or equity upon adoption of Statement No. 142; however, due to recent acquisitions, the Company, on a quarterly basis, has been amortizing $107,000 of goodwill which will no longer be required upon commencement of the Company's fiscal year beginning October 1, 2001.

         Earnings per Share

     The following table presents the reconciliation basic and diluted EPS computations.

                                                      Three months ended                  Nine months ended
                                                           June 30,                           June 30,
                                                      2001            2000             2001             2000
                                                      ----            ----             ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Basic:
       Net Income                                   $1,256            $1,176            $3,571          $3,420
                                                    ======            ======            ======          ======

       Weighted average shares outstanding
                                                 4,561,576         4,543,060         4,578,771       4,760,307
       Plus:  ESOP shares released or
         committed to be released                  173,539           122,121           160,684         109,266
                                                   -------           -------           -------         -------
                                                 4,735,115         4,665,181         4,739,455       4,869,573
                                                 =========         =========         =========       =========

       Earnings per share  - basic                   $0.27             $0.25             $0.75           $0.70
                                                     =====             =====             =====           =====



                                                      Three months ended                  Nine months ended
                                                           June 30,                           June 30,
                                                      2001            2000             2001             2000
                                                      ----            ----             ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Diluted:

       Net Income                                   $1,256             $1,176           $3,571          $3,420
                                                    ======             ======           ======          ======

       Basic weighted shares outstanding         4,735,115          4,665,181        4,739,455       4,869,573
       Dilutive Instruments:
         Dilutive effect of outstanding
          stock options                             34,327                  -           14,648               -
         Dilutive effect of stock awards           131,405            193,984          139,032         193,925
                                                   -------            -------          -------         -------
                                                 4,900,847          4,859,165        4,893,135       5,063,498
                                                 =========          =========        =========       =========

       Earnings per share  - diluted                 $0.26              $0.24            $0.73           $0.68
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

     As required by regulation, the Bank established a liquidation account at the time of its conversion to stock form in an amount equal to the equity of the Bank as of September 30, 1997. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The amount of the liquidation account decreases to the extent the balances of eligible deposits decrease. However, the liquidation account does not increase if deposit accounts increase. The liquidation account approximated $6.8 million at September 30, 2000.

     The Company may not declare nor pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

     In addition to the 16,000,000 authorized shares of Common Stock, the Company has 2,000,000 authorized shares of preferred stock with a par value of $0.01 per share (the "preferred stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of June 30, 2001, there were no shares of preferred stock issued.

3.   Securities

     Securities are summarized as follows:

                                                                          June 30, 2001
                                                                           (unaudited)
                                                                          (in thousands)
                                                                     Gross             Gross
                                                     Amortized    Unrealized         Unrealized          Fair
                                                       Cost          Gains            Losses           Value
                                                     ---------    ----------         ----------       -------

Available-for-sale securities:

   Municipal securities                                $34,511          $23            $(938)         $33,596
   Obligations of U.S. Government agencies              11,928          116               (7)          12,037
   Mortgage-related securities                          99,410        1,688              (67)         101,031
   Trust Preferred securities                           13,710            -           (1,674)          12,036
   Corporate Bonds                                      39,227          873              (23)          40,077
                                                        ------          ---              ----          ------

     Total debt securities                             198,786        2,700           (2,709)         198,777

   FHLB stock                                           10,322            -                 -          10,322
   Freddie Mac stock                                     1,000            -                 -           1,000
   Fannie Mae stock                                      2,000            2                 -           2,002
  Other equity securities                                5,507          124               (6)           5,625
                                                         -----          ---               ---           -----

     Total equity securities                            18,829          126               (6)          18,949
                                                        ------          ---               ---          ------

           Total                                      $217,615       $2,826          $(2,715)        $217,726
                                                       =======        =====           =======         =======

Held-to-maturity securities:

   Municipal securities                                 $3,552            -             (171)           3,381
   Obligations of U.S. government agencies              23,287            1             (213)          23,075
   Certificates of deposit                               1,285            -                 -           1,285
                                                         -----            -                 -           -----

           Total                                       $28,124           $1            $(384)         $27,741
                                                       =======           ==            ======         =======


                                                                         SEPTEMBER 30, 2000
                                                                         ------------------
                                                                           (in thousands)
                                                                       Gross           Gross
                                                       Amortized    Unrealized      Unrealized          Fair
                                                          Cost         Gains           Losses          Value
                                                       ---------    ----------      ----------        --------
Available-for-sale securities:

   Municipal securities                                 $35,503          $-          $(2,471)         $33,032
   Obligations of U.S. Government agencies               39,477           -           (1,404)          38,073
   Mortgage-related securities                           53,810          88             (822)          53,076
   Trust Preferred securities                            13,729           -           (2,296)          11,433
   Corporate Bonds                                       11,407          22              (13)          11,416
                                                         ------         ---          -------         --------
     Total debt securities                              153,926         110           (7,006)         147,030
                                                        -------         ---           -------        --------

   FHLB stock                                             6,873           -                 -           6,873
   Freddie Mac stock                                        910         350                 -           1,260
   Fannie Mae stock                                       1,000           3                 -           1,003
  Other equity securities                                   813         497               (2)           1,308
                                                        -------         ---           -------        --------

     Total equity securities                              9,596         850               (2)          10,444
                                                          -----         ---               ---          ------
           Total                                       $163,522        $960          $(7,008)        $157,474
                                                       ========        ====          ========        ========

Held-to-maturity securities:

   Municipal securities                                  $3,551          $-            $(328)          $3,223
   Obligations of U.S. government agencies               26,785           -           (1,879)          24,906
                                                        -------         ---           -------        --------

           Total                                        $30,336          $-          $(2,207)         $28,129
                                                        =======          ==          ========        ========

4.       Loans

        Loans are summarized as follows:                              June 30,              September 30,
                                                                        2001                    2000
                                                                        ----                    ----
                                                                  (unaudited)
                                                                                (in thousands)
        Real Estate loans:
          One-to four-family                                          $229,830               $205,790
          Multi-family and commercial                                   69,988                 52,669
          Construction                                                   8,222                  3,152
                                                                         -----                  -----
        Total real estate loans                                        308,040                261,611
                                                                       -------                -------

        Consumer Loans:
          Home equity loans and lines of credit                         80,037                 72,416
          Automobile                                                    65,919                 50,941
          Education                                                      3,471                  3,516
          Unsecured lines of credit                                      1,865                  1,817
          Other                                                         11,333                  8,021
                                                                        ------                  -----
        Total consumer loans                                           162,625                136,711
                                                                       -------                -------
        Commercial loans                                                28,309                 22,481
                                                                        ------                 ------
        Total loans                                                    498,974                420,803
                                                                       -------                -------
          Less:
             Allowance for loan losses                                  (3,970)                (4,162)
             Deferred loan origination fees                             (1,695)                (1,536)
                                                                       -------                -------
        Total loans, net                                              $493,309               $415,105
                                                                      ========               ========

                                       14

     The activity in the allowance for loan losses is as follows (in thousands):


                                                      For the nine                                            For the nine
                                                      months ended             For the year ended             months ended
                                                     June 30, 2001             September 30, 2000             June 30, 2000
                                                     -------------             ------------------             -------------
                                                      (unaudited)                                              (unaudited)
         Balance, beginning of period                     $4,162                     $2,924                       $2,924
         Additional allowance from
          acquisition of Security                            817                          -                            -
         Charge-offs                                       (1782)                      (247)                         (88)
         Recoveries                                           16                         18                           16
         Provision for loan losses                           757                      1,467                          585
                                                             ---                      -----                          ---
         Balance, end of period                           $3,970                     $4,162                       $3,437
                                                          ======                     ======                       ======

5.       Deposits

         Deposits consist of the following major classifications (in thousands):

                                                                      June 30, 2001             September 30, 2000
                                                                      -------------             ------------------
                                                                       (unaudited)
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                     --------    --------        --------    --------
                                                                     --------    --------        --------    --------
        Savings accounts (passbook, statement, clubs)                $90,494        18.34%        $70,369       16.77%
        Money market accounts                                         37,718         7.65          31,635        7.54
        Certificates of deposit less than $100,000                   225,419        45.69         180,775       43.08
        Certificates of deposit greater than $100,000(1)              67,072        13.59          81,847       19.50
        NOW Accounts                                                  49,141         9.96          37,781        9.00
        Non-interest bearing deposits                                 23,521         4.77          17,264        4.11
                                                                      ------         ----          ------        ----
        Total deposits at end of period                             $493,365       100.00%       $419,671      100.00%
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

A.        General

The Company is the holding company for First Federal Bank, a federally-chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"), Abstractors, Inc., Trust, and Higgins. The Company transacts business primarily through the Bank and to a lesser extent its other subsidiaries. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, professional fees, federal deposit insurance premiums, data processing, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

In June 1998, the Company purchased Abstractors, Inc. a local title insurance agency. In June 1999, the Company received approval from the Pennsylvania Department of Banking to form Northeast Pennsylvania Trust Co. The Trust began operations in the first fiscal quarter of 2000 and offers current customers and, potentially, other financial institutions' customers trust, estate and asset management services and products.

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

C.        Non-Performing Assets and Impaired Loans

The following table presents information regarding the Bank's non-performing loans, real estate owned and other repossessed assets at the dates indicated:

                                                                              June 30,               September 30,
                                                                               2001                       2000
                                                                               ----                       ----
                                                                            (unaudited)
                                                                                      (in thousands)
Non-performing loans:
 Non-accrual loans plus other impaired loans                                  $4,698                    $3,499
Real estate owned and other repossessed assets                                   379                       173
                                                                                 ---                       ---
     Total non-performing assets                                              $5,077                    $3,672
                                                                              ======                    ======

         Total non-performing loans as a percentage of total loans             0.94%                     0.83%
         Total non-performing assets as a percentage of total assets           0.65%                     0.58%

The increase in non-performing loans and assets was primarily the result of additional delinquencies associated with the Security Savings acquisition. Included in non-accrual plus other impaired loans at September 30, 2000 is a $2.0 million impaired loan to a commercial borrower. This commercial loan is secured by a portfolio of NASDAQ traded securities whose value has fluctuated greatly in recent periods. At June 30, 2001, $1.7 million of the commercial loan was charged off, leaving approximately $300,000 remaining. The Bank anticipates full collection of the remaining balance.


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

Specific allowances are established against individual residential 1-4 mortgage, consumer, commercial, and commercial and multi-family real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, management believes that full collectibility in the normal manner is improbable if a loan is severely delinquent or if it has been determined that a borrower's cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of any underlying fair value of collateral, net of the cost of disposition of the collateral, and the fair value is compared to the net book value of the loan. If the net book value exceeds the fair value, a specific allowance is established in an amount equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

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

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $223.9 million, or 28.5% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2001, the Bank had $206.4 million in advances outstanding from the FHLB, and had an overall borrowing capacity of $373.0 million. Depending on market conditions and the pricing of deposit products versus FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At June 30, 2001, the Bank had commitments to originate and purchase loans, unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $56.5 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account and KEOGH accounts, which are scheduled to mature in less than one year from June 30, 2001, totaled $227.9 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At June 30, 2001, the Bank had $55.7 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $48.9 million, or 6.4% of total adjusted assets, which is above the required level of $11.7 million, or 1.5%; a core capital level of $48.9 million, or 6.4% of total adjusted assets, which is above the required level of $30.7 million, or 4.0%; and a risk-based capital of $52.8 million, or 11.6% of risk-weighted assets, which is above the required level of $36.4 million, or 8.0%.

At June 30, 2001, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $60.1 million, or 7.8%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 6.4% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

F.        Comparison of Financial Condition at June 30, 2001 and
          September 30, 2000

On November  10, 2000  Northeast  Pennsylvania  Financial  Corp.  completed  its acquisition of Security Savings in a transaction accounted for using the purchase method of accounting. This acquisition contributed to the $149.3 million increase in the asset base from $637.3 million at September 30, 2000 to $786.6 million at June 30, 2001. The growth was in loans receivable, investment securities and intangible assets.

Available-for-sale securities increased $60.2 million, from $157.5 million at September 30, 2000 to $217.7 million at June 30, 2001. The increase was primarily attributable to the purchase of mortgage backed securities utilizing proceeds from the sale of mortgage loans and advances from the FHLB.

Loans increased $78.2 million to $493.3 million at June 30, 2001, primarily due to the loans obtained from the Security acquisition. The largest increase was in consumer loans which increased $25.9 million, as a result of loans acquired from Security, as well as increased indirect auto originations. One-to four-family real estate loans increased $24.0 million, primarily as a result of loans acquired from Security, offset by the sale of $30.0 million of Security's fixed rate mortgage loans. Multi family and commercial real estate loans increased $17.3 million while commercial and construction loans increased $5.8 million and $5.1 million, respectively.

Intangible assets increased $11.9 million to $13.4 million at June 30, 2001 as a result of a core deposit intangible of $9.1 million created by the Security acquisition. The core deposit intangible is being amortized on an accelerated basis over a 13 to 31 year life. Goodwill from the purchase of Security is $1.2 million which is being amortized over a 20 year life. Also contributing to this increase is $2.6 million of goodwill created as a result of the acquisition of Higgins, which is being amortized over a 20 year life.

Deposits increased $73.7 million from $419.7 million at September 30, 2000 to $493.4 million at June 30, 2001. The largest increase was in certificates of deposit and savings accounts, which increased $29.9 million and $20.1 million, respectively, from the acquisition of Security combined with increased marketing efforts and competitive pricing of such products. NOW accounts increased $11.3 million from $37.8 million to $49.1 million as a result of a more active solicitation of such accounts and the Security acquisition.

FHLB advances increased $68.9 million, from $137.5 million at September 30, 2000 to $206.4 million at June 30, 2001. This was a result of management's utilization of FHLB borrowings to fund the purchase of Security and the purchase of investment securities.

Total equity increased $1.7 million to $74.7 million at June 30, 2001. This increase in equity resulted primarily from a $3.8 million, net of tax, increase in unrealized gains on securities reflected in accumulated other comprehensive income, along with retention of earnings for the period, offset by the effect of the purchase by the Company of an additional 590,404 shares of its common stock during the period at a cost of $7.6 million and a cash dividend payment of $1.4 million. Equity also increased through the issuance of 215,052 shares of treasury stock in the amount of $2.5 million for the purchase of Higgins.

G. Comparison of Operating Results for the Three Months ended June 30, 2001 and June 30, 2000

General. The Company had net income of $1.3 million for the three months ended June 30, 2001, compared to net income of $1.2 million for the three months ended June 30, 2000.

Interest Income. Total interest income increased $2.3 million, or 19.8%, from $11.6 million for the three months ended June 30, 2000 to $13.9 million for the three months ended June 30, 2001. This was primarily due to a $102.9 million, or 16.0%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $2.1 million, or 26.3% from $8.0 million for the period ended June 30, 2000 to $10.1 million at June 30, 2001, primarily due to a $46.4 million increase in the average balance of real estate loans and a $30.4 million increase in the average balance of consumer loans.

Interest Expense. Interest expense increased $894,000, or 12.8%, from $7.0 million for the three months ended June 30, 2000 to $7.9 million for the three months ended June 30, 2001. The increase in interest expense was primarily the result of a $977,000 increase in interest expense on certificates of deposit, which was the result of a $68.7 million increase in the average balance of these accounts. Interest expense on checking and savings rose $140,000 and $94,000, respectively, as a result of higher outstanding balances. Offsetting these increases was a $311,000 decrease in interest expense on FHLB advances and other borrowings due to a $12.3 million decline in the average balance as well as a 26 basis point decrease in the weighted average rate paid on such borrowings.

Provision for Loan Losses. The Company's provision for loan losses for the three months ended June 30, 2001 was $494,000 compared to $141,000 for the three months ended June 30, 2000. The increase in the provision was primarily due to a write down of a large commercial loan, which was previously reported as non-performing and was substantially reserved. Management's judgment as to the appropriate amount for the provision is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Non-interest Income. Non-interest income increased $1.2 million, from $513,000 to $1.7 million, for the three months ended June 30, 2001. The increase in non-interest income was primarily due to a $656,000 increase in insurance premium income due to the acquisition of Higgins in December 2000. Gain on available-for-sale securities increased $332,000 due to sales of securities during the quarter. Trust fee income increased $131,000 as a result of a larger asset base under management. Service charges and other fee income increased $111,000 as a result of higher outstanding balances on deposits and more transactions. Offsetting these increases was a $126,000 decrease in other income due to losses derived from the Company's investment in Buildersfirst.com.

Non-interest Expense. Total non-interest expense increased from $3.6 million for the three months ended June 30, 2000 to $5.3 million for the three months ended June 30, 2001, respectively. Salaries and employee benefits increased $774,000 primarily as a result of new staff from the acquisitions of Security and Higgins. Other non-interest expense increased $308,000, or 52.6%, primarily due to a $122,000 increase in expense for assets acquired through foreclosure and repossession, as well as general increases in operating expenses such as supplies and postage. Amortization expense increased $229,000 due to expense associated with the acquisition of Security and Higgins. Occupancy expense increased $209,000 as a result of additional expense incurred with properties acquired from Security.

Income Taxes. The Company had an income tax provision of $651,000 for the three months ended June 30, 2001, compared to a provision of $202,000 for the three months ended June 30, 2000 reflecting an effective tax rate of 34.1%, and 14.7%, respectively, for those periods. The increase in the effective tax rate was a direct result of the sale of tax-exempt municipal securities.

H. Comparison of Operating Results for the Nine Months ended June 30, 2001 and June 30, 2000.

General. The Company had net income of $3.6 million for the nine months ended June 30, 2001 and $3.4 million for the nine months ended June 30, 2000.

Interest Income. Total interest income increased $6.9 million, or 20.6%, from $33.5 million for the nine months ended June 30, 2000 to $40.4 million for the nine months ended June 30, 2001, primarily due to a $93.9 million, or 15.1%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $6.6 million from $22.9 million for the nine month period ending June 20, 2000 to $29.5 million, due to a $54.7 million increase in the average balance of real estate loans, a $30.6 million increase in the average balance of consumer loans, and a $2.9 million increase in the average balance of commercial loans. Interest income on total securities increased $349,000 to $10.9 million for the nine months ended June 30, 2001 primarily due to a $5.8 million increase in the average balance of such securities.

Interest Expense. Interest expense increased $4.3 million, or 21.7%, from $19.4 million for the nine months ended June 30, 2000 to $23.7 million for the nine months ended June 30, 2001, primarily due to a $3.2 million increase in certificates of deposit interest expense. Interest expense on checking and savings rose $552,000 and $397,000, respectively. The higher interest expense on deposits was a direct reflection of higher outstanding balances. Interest expense on FHLB advances and other borrowings increased $107,000 due to a 21 basis point increase in the average rate and higher outstanding balances.

Provision for Loan Losses. The Company's provision for loan losses for the nine months ended June 30, 2001 was $757,000 compared to $585,000 for the nine months ended June 30, 2000. The increase was primarily due to a write down of a large commercial loan, which was previously reported as non-performing. Information relating to the Company's allowance for loan losses appears in Section D of Management's Discussion and Analysis of this Form 10-Q.

Non-interest Income. The Company experienced a $2.4 million increase in non-interest income from $1.3 million for the nine months ended June 30, 2000 to $3.7 million for the nine months ended June 30, 2001. The primary reason for this increase was a $1.1 million increase in insurance premium income due to the acquisition of Higgins in December 2000 and Abstractors. Gain on sale of loans increased $511,000 as a result of the sale of Security's fixed rate mortgage loans. Trust fee income increased $398,000 from an increased asset base under management. Gain on the sale of available for sale securities increased $295,000 as a result of sale of securities. Service charges and other fees increased $291,000 due to additional branches and a larger customer base. Offsetting these increases was a $434,000 decrease in other income largely due to losses derived from the Company's investment in Buildersfirst.com.

Non-interest Expense. Total non-interest expense increased $3.8 million, or 35.0%, from $10.8 million to $14.6 million for the nine months ended June 30, 2001. The largest increase, $1.6 million, was in salary and net employee benefits expense as a result of new staff from the Security and Higgins acquisitions. Amortization expense increased $573,000 due to the purchase of Security and Higgins. Other non-interest expense increased $544,000 mainly due to the expenses associated with the repossession and foreclosure of assets. General operating expenses such as supplies and postage also increased due to additional branch and company expansion. Occupancy expense increased $507,000 due to renovations and increased rent costs on properties acquired from Security Savings.

Income Taxes. The Company had income tax expense of $1.5 million for the nine months ended June 30, 2001, compared to expense of $540,000 for the nine months ended June 30, 2000, reflecting effective tax rates of 29.1%, and 13.6%, respectively. The increase in the effective tax rate was the result of the sale of tax-exempt municipal securities.

I.        Recent Accounting Developments

In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17,
Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There is no anticipated impact on earnings, financial condition, or equity upon adoption of Statement No. 142; however, due to recent acquisitions, the Company, on a quarterly basis, has been amortizing $107,000 of goodwill which will no longer be required upon commencement of the Company's fiscal year beginning October 1, 2001.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               As of June 30, 2001, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

     3.1  Certificate  of  Incorporation  of  Northeast  Pennsylvania  Financial
          Corp.*

     3.2  Bylaws  (as  amended   effective   December  29,  2000)  of  Northeast
          Pennsylvania Financial Corp.*

     4.0  Form of Stock Certificate of Northeast Pennsylvania Financial Corp.**

     11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

          * Incorporated herein by reference into this document from Form 10-Q filed on February 14, 2001.

          ** Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

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


                                                   NORTHEAST PENNSYLVANIA
                                                   FINANCIAL CORP.

Date:    August 14, 2001
                                                   E. Lee Beard
                                                   President and Chief Executive
                                                   Officer

Date:    August 14, 2001
                                                   Patrick J. Owens, Jr.
                                                   Treasurer and Chief Financial
                                                   Officer