Form 10-K
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2001-12-21
CIK 1050996

FORM 10-K
                                  UNITED STATES
                       SECURlTIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from__________to__________
Commission File Number 1-13793

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-1504091
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 I.R.S. Employer
 Incorporation or organization)                              Identification No.)

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                            18201-6591
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code (570) 459-3700
                                                           --------------

              Securities registered under Section 12(b) of the Act:

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

Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting and non-voting stock held by non affiliates of the registrant i.e., persons other than directors and executive officers of the registrant is $72.6 million and is based on the last sales price as quoted on the American Stock Exchange for December 17, 2001.

The number of shares of common stock outstanding as of December 17, 2001 was 4,816,362.

(1) Portions of the Annual Report to Shareholders for the year ended September 30, 2001 are incorporated by reference into Part I, Part II and Part IV of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III of this Form 10-K.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                                          Page
------                                                                                          ----
Item 1     Business                                                                               1
Item 2     Properties                                                                            13
Item3      Legal Proceedings                                                                     14
Item 4     Submission of Matters to a Vote of Security Holders                                   14

Part II
-------
Item 5     Market for Registrant's Common Equity and Related Stockholder Matters                 15
Item 6     Selected Financial Data                                                               15
Item 7     Management's Discussion and Analysis of Financial Condition and Results of            15
           Operation
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                            15
Item 8     Financial Statements                                                                  15
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                            15
Part III
--------
Item 10    Directors and Executive Officers of the Registrant                                    16
Item 11    Executive Compensation                                                                16
Item 12    Security Ownership of Certain Beneficial Owners and Management                        16
Item 13    Certain Relationships and Related Transactions                                        16

Part IV
-------
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                       17

SIGNATURES                                                                                       19

                                     Part I
Forward Looking Statements

     In addition to historical information, our 10-K may include certain "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements may be identified by the use of such words as "intend", "believe", "expect", "anticipate", "should", "planned", "estimated" and "potential". These forward-looking statements include, but are not limited to, estimates and expectations of future performance based on current management expectations. Northeast Pennsylvania Financial Corp.'s (the "Company") actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulation of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Subject to applicable law and regulation, the Company assumes no obligation to update any forward-looking statements.

Item 1. Business

General

     The Company is a Delaware corporation and is the holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"). The Company's executive offices are located at 12 East Broad Street, Hazleton, Pennsylvania 18201.

     The Company's operations are primarily conducted through the Bank. These operations have been and continue to be attracting retail deposits from the general public in the areas surrounding its 16 full service community offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans, consumer loans, and multi-family and commercial loans. The Company has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on its consumer lending and commercial lending, primarily to small businesses and municipalities. The Company began offering loan products which it has historically not offered, such as nonconforming one- to four-family loans. The loan products are currently being held in the Bank's portfolio, however they have been originated to be saleable in the secondary market.

     The Company's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and other non-interest income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage related securities, FHLB advances and proceeds from the sale of loans.

     In addition other business of the Company is conducted through its other subsidiaries, Abstractors, Inc., which is a title insurance agency, Northeast Pennsylvania Trust Co. (the "Trust Co."), which offers trust, estate and asset management services and products and Higgins Insurance Agency ("Higgins"), which provides insurance and investment products to individuals and businesses. Insurance premium income has increased signigicantly over the past year due to the addition of Higgins and the continued growth of Abstractors, Inc. The Trust Co. continues to expand its customer base with assets under managemnt of $109.3 million at September 30, 2001.

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

     The Company maintains its headquarters in Hazleton with six other banking offices in Luzerne County. The Company's seven offices in Luzerne County, including Hazleton, accounted for $301.4 million or 58.4% of the Company's total deposits at September 30, 2001. Hazleton is situated approximately 100 miles from Philadelphia and New York City and approximately 50 miles from Allentown and the Wilkes-Barre/Scranton area. The Company also maintains two banking branch offices in Bloomsburg (Columbia County), one each in Lehighton and Weatherly (both in Carbon County), one in Danville (Montour County), and one each in Frackville, Pottsville and Shenandoah (all in Schuylkill County). The Company also operates a banking branch and a loan production office in Monroe County.

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

     Monroe County, the location of the Pocono Pines loan production office and the Brodheadsville banking branch, is dominated by the Pocono Mountains, making the area one of the Mid-Atlantic's most popular resort areas. The Company established its loan production office to take advantage of the market for vacation properties existing in Monroe County as well as to be involved in the growth in the number of permanent residents relocating into the county.

     The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions, as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies also changed the competitive environment in which the Bank conducts business.

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

LENDING ACTIVITIES

     General. The information relating to the composition and maturity of the Bank's loan portfolio appears in "Loans" in the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

     Origination and Sale of Loans. The Bank's lending activities are conducted primarily by its loan personnel operating at its branch and loan origination offices. All loans originated by the Bank are underwritten pursuant to the Bank's policies and procedures. For fiscal 2001 and 2000, the Bank originated or purchased $185.2 million and $160.0 million in total loans, respectively. The Bank originates both adjustable-rate and longer-term and shorter-term fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     It currently is the policy of the Bank to retain for investment longer-term (greater than 15 years to maturity at date of origination) fixed-rate one- to four- family loans originated during a fiscal year only up to 25% of its total loan originations during that year. In addition, the Bank generally retains the adjustable rate and shorter-term (maturities of 15 years or less) fixed-rate loans originated. The Company sells in the secondary market longer-term, fixed-rate one- to four-family loans which it originates in excess of its retention policy for such loans.

     During fiscal years 2001 and 2000 the Bank originated or purchased $24.0 million and $34.3 million, respectively, of one- to four-family mortgage loans. In addition, during fiscal years 2001 and 2000, the Bank originated $13.1 million and $10.3 million, respectively, of construction loans. All of such construction loans were for owner financing of single family properties, which, upon completion of the construction phase, generally would convert to permanent financing. Also, the Bank originated $27.4 million and $25.5 million, respectively, of multi-family and commercial real estate loans during fiscal 2001 and 2000.

     Also, during fiscal 2001 and 2000, the Bank originated or purchased $87.3 million and $67.1 million of consumer loans, respectively. These originations, during fiscal 2001 and 2000, consisted of $17.5 million and $16.5 million, respectively, of home equity loans, $6.2 million and $4.0 million, respectively, of home equity lines of credit, $57.6 million and $39.3 million, respectively, of direct and indirect automobile loans, $1.9 million and $2.0 million, respectively, of education loans, and $4.2 million and $5.2 million, respectively, of other consumer loans. The increase in automobile loans is a direct result of more participating auto dealers.

     In addition, during fiscal 2001 and 2000 respectively, the Bank originated $33.4 million and $22.9 million of commercial loans. These originations consisted primarily of commercial business and municipal loans.

The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                       For the Fiscal Years Ended September 30,
                                                                                    (In Thousands)
                                                               2001                       2000                       1999
                                                               ----                       ----                       ----
Loans at beginning of period                               $426,754                     $372,799                   $290,564
Originations and Purchases:
Real estate:
One- to four-family                                          23,961                       34,316                     65,456
Multi-family and commercial                                  27,418                       25,452                     26,524
Construction                                                 13,125                       10,274                     11,334
                                                           --------                     --------                   --------
  Total real estate loans                                    64,504                       70,042                    103,314
                                                           --------                     --------                   --------

Consumer:
Home equity loans and lines of credit                        23,730                       20,547                     28,457
Automobile                                                   57,596                       39,300                     21,527
Education                                                     1,855                        2,011                      1,929
Unsecured lines of credit                                       586                          484                        507
Other                                                         3,568                        4,758                      2,351
                                                           --------                     --------                   --------
  Total consumer loans                                       87,335                       67,100                     54,771
Commercial                                                   33,351                       22,859                     11,339
                                                           --------                     --------                   --------
  Total loans originated and purchased                      185,190                      160,001                    169,424
                                                           --------                     --------                   --------

Deduct:
Principal loan repayments and prepayments                    96,470                      110,346                     83,043
Loan sales                                                    9,859                        1,806                      8,219
Transfers to REO                                              1,281                          614                        251
                                                           --------                     --------                   --------
Sub-total                                                   107,610                      112,766                     91,513
                                                           --------                     --------                   --------
Net loan activity                                            77,580                       47,235                     77,911
                                                           --------                     --------                   --------
Loans at end of period (1)                                 $504,334                     $420,034                   $368,475
                                                           ========                     ========                   ========

(1) Loans at end of period include loans in process of $6,986, $5,951 and $4,324 for fiscal years 2001, 2000 and 1999, respectively.

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

     Most one- to four-family mortgage loans are underwritten according to Fannie Mae and Freddie Mac guidelines. In recent years, the Bank began offering one- to four-family mortgage loans to borrowers whose credit does not fully meet established Fannie Mae or Freddie Mac standards, for example, the standard regarding income to debt ratios for the borrower ("subprime loans"). Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

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

     The Bank also offers automobile loans, both on a direct and an indirect basis (through new and used car dealers). The indirect automobile loans are originated by dealers in accordance with underwriting standards pre-established by the Bank and are serviced by the Bank. The Bank also offers loans on recreational vehicles and boats and other consumer loans, including education loans which are federally guaranteed and originated under regulations of the Pennsylvania Higher Education Assistance Agency, deposit-secured loans, and other personal and unsecured loans. The Bank's policy is to sell its education loans to Sallie Mae with servicing released once the borrower has left school. Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than first lien residential mortgage loans. Nationally, consumer loans have historically tended to have a higher rate of default.


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

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and the levels of loan approval authority for employees of the Bank and oversees the Bank's lending activity. The Board of Directors has established a Loan Committee comprised of the Bank's Chairman of the Board of Directors, President, Senior Vice President Lending, Senior Vice President/ Chief Financial Officer and at least one outside director to assist them with these activities.

     Non-Performing Assets, Impaired Loans, Real Estate Owned and Allowance for Loan Losses. The information relating to the Bank's non-performing assets, impaired loans, real estate owned and allowance for loan losses appears in "Non-Performing Assets and Impaired Loans" and "Allowance for Loan Losses" in the Registrant's 2001 Annual Report to Shareholders.

Investment Activities

     The above captioned information appears in "Investment Activities" in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Source of Funds

     Information relating generally to the Bank's source of funds and a description of the Bank's deposits appears under "Sources of Funds" in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

     Borrowings. The Bank utilizes advances from the FHLB of Pittsburgh as a supplement to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. See "Regulation-Federal Home Loan Bank System." At September 30, 2001, the Bank had $204.4 million in outstanding FHLB advances, compared to $137.5 million at September 30, 2000. Other borrowings consist of overnight retail repurchase agreements and for the periods presented were immaterial.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                               At or For the Fiscal Years Ended September 30,
                                                                             -------------------------------------------------
                                                                               2001                 2000                 1999
                                                                             -------------------------------------------------
                                                                                            (Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding                                                  $192,981              $191,797             $120,600
Maximum amount outstanding at any month-end
   during the period                                                          216,227               226,717              156,504
Balance outstanding at end of period                                          210,431               139,115              156,504
Weighted average interest rate during the period                                 5.84%                 5.85%                5.23%
Weighted average interest rate at end of period                                  5.63%                 6.13%                5.34%


Subsidiary Activities

     The Company has four wholly-owned subsidiaries: the Bank, incorporated under the laws of the United States, Abstractors, Inc., Northeast Pennsylvania Trust Co., and Higgins Insurance Agency incorporated under Pennsylvania law. FIDACO, Inc. is an inactive subsidiary of First Federal Bank with the only major asset being an investment by FIDACO, Inc. in Hazleton Community Development Corporation. Abstractors, Inc. is a title insurance agency with total assets of $298,000 at September 30, 2001. Northeast Pennsylvania Trust Co., offers trust estate and asset management services and products and has total assets of $725,000 and $109.3 million of trust assets under management at September 30, 2001. At September 30, 2001 total assets of FIDACO, Inc. were $33,000. Higgins provides insurance and investment products to individuals and businesses and has total assets of $1.3 million at September 30, 2001.

Personnel

     As of September 30, 2001, the Company had 176 full-time and 26 part-time employees, none of whom were covered by a collective bargaining agreement. Management believes that the Company has good relations with its employees and there are no pending or threatened labor disputes with its employees.



Regulation and Supervision

     As a savings and loan holding company, the Company is required by federal law to file reports with and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (the "FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations.

     Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings associations and their holding companies set forth in this form 10-K do not purport to be complete descriptions of such statutes and regulations and their effects on the Bank and the Company are qualified in its entirety by reference to such statutes and regulations.

Federal Savings Institution and Regulations

     Business Activities. The activities of federal savings institutions are governed by the federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Loans-to-One-Borrower. Federal law provides that, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral. At September 30, 2001, the largest aggregate amount of loan-to-one borrower was $8.1 million, which was less than the Bank's general limit on loans-to-one borrower which was $9.8 million.

     QTL Test. Federal Law requires savings institutions to meet a qualified thrift lending ("QTL") test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2001 the Bank maintained 76.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still give advance notice to the OTS of the capital distribution, if, like the Bank, it is a subsidiary of a holding company. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by regulation, if the OTS determines that the distribution would be unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended September 30, 2001 totaled $143,000.

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

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio for institutions receiving the highest examination rating on the CAMELS examination rating system (4% for others) and an 8% risk based capital ratio. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses. Limited to a maximum of 1.25% of risk-weighted assets and equity up to 4.5% of unrealized gains on available-for-sale securities with readily determinable fair market value. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS has adopted an interest rate risk component into its regulatory capital requirements. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At September 30, 2001, the Bank met each of its capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. As September 30, 2001, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at September 30, 2001. (in thousands)

                                                                                                              Capital
                                                                                               -------------------------------------
                                                                               Excess
                                 Actual                Required             (Deficiency)
                                 Capital                Capital                Amount              Actual %              Required %
                                 -------               --------                ------              --------              ----------
Tangible                         $51,433                $11,862               $39,571                6.5%                  >1.5%
Core (Leverage)                   51,433                 23,725                27,708                6.5                   >3.0
Risk-based                        55,947                 38,417                17,530               11.7                   >8.0



Prompt Corrective Regulatory Action

     The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the higher examination rating) is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on the institution's capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually and range from 0 basis points, for the healthiest institutions to 27 basis points, for the riskiest institutions. The Bank's assessment rate for the fiscal year 2001 was 1.94 basis points and the premium paid for this period was $88,000. The FDIC has authority to increase insurance assessments. A significant increase in Savings Association Insurance Funds insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2001, FICO payments for Savings Association insurance Fund members approximated 1.9 basis points.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2001, of $10.2 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 2001, the Bank had $204.4 million in FHLB advances.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2001, 2000 and 1999 dividends from the FHLB to the Bank amounted to approximately $673,000, $687,000 and $411,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and
implemented   entirely  voluntary   membership  for  Federal  Home

Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $41.3 million, the reserve requirement is 10%. The first $5.7 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation- QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfathering.

     Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act, as amended (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Financial Institution Modernization Legislation. Although savings and loan holding companies are not currently subject to specific capital requirements or specific restriction on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend tot he Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Acquisition of the Company. Under the Federal Change in Bank Control Act (CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

     In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (the last taxable year beginning before January 1, 1988). The Bank had previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years that began after December 31, 1995, the Bank's bad debt deduction was equal to net charge-offs. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans were included and the institution could have elected to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve recapture, it had to begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves were not subject to recapture as long as the institution continued to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continued to be subject to a provision of present law referred to below that required recapture in the case of certain excess distributions to shareholders.

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

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company does not expect to be subject to the AMT.

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

State and Local Taxation

     The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2001 was 9.99% and was imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of .75% of a corporation's capital stock value, which is determined in accordance with a fixed formula. The Company is also required to file an annual report with and pay an annual Franchise tax to the State of Delaware.

     The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principals ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the exclusion of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. Neither the Company nor the Bank has not been audited by the Commonwealth of Pennsylvania in the last five years.

Additional Item.                         Executive Officers of the Registrant
----------------                         ------------------------------------

     The following table sets forth information regarding the executive officers of the Company and the Bank as of September 30, 2001 who are not directors.

Name                                                    Age as of 9/30/01                                Position
----                                                    -----------------                                --------
Thomas C. Blass                                                 56                        Senior Vice President and Trust Officer
                                                                                          of the Trust Company since June 1999.
                                                                                          Trust Officer for financial institution
                                                                                          in Bloomsburg, PA prior to current
                                                                                          position.

Patrick J. Owens, Jr.                                           58                        Senior Vice President, Chief Financial
                                                                                          Officer of the Bank since 1993 and
                                                                                          Treasurer and Chief Financial Officer
                                                                                          of the Company since 1998.

Thomas Burns                                                    51                        President  and Trust  Officer of the Trust
                                                                                          Company  since  May  2000.  Trust  Officer
                                                                                          for financial  institution in Hazleton, PA
                                                                                          prior to current position.

Allan Farias                                                    54                        Senior Vice  President,  Corporate  Retail
                                                                                          Division since September  2000.  President
                                                                                          and   Chief   Executive   Officer   of   a
                                                                                          financial  institution  and  consultant in
                                                                                          California prior to current position.


Item 2. Properties

     The Company currently conducts its business through 16 full service community offices located in Luzerne, Carbon, Columbia, Montour and Schuylkill counties, three financial centers and one loan origination office in Monroe County in Northeast Pennsylvania. Abstractors, Inc. and Northeast Pennsylvania Trust Co. conduct their business from the downtown Hazleton area. The following table sets forth the Company's offices as of September 30, 2001.

                                                                               Net Book Value
                                                                              of Property or
                                                                                Leasehold
                                        Original Year                           Improvements     Total Deposits
                           Leased or      Leased or        Date of Lease        at September      at September
Location                      Owned        Acquired          Expiration          30, 2001            30, 2001
-------------------------------------------------------------------------------------------------------------
                                                     (Dollars In Thousands)
Administrative/Home
Office:

12 E. Broad Street
Hazleton, PA 18201             Owned          1947                  -              $3,612            $174,217

2 E. Broad Street
Hazleton, PA 18201            Leased          1992                 2004                                   N/A

Branch Offices:

Bloomsburg Office:
17 E. Main Street
Bloomsburg, PA 17815           Owned          1963                  -                 426              25,138

Shenandoah Office:
5-7 E. Main Street
Shenandoah, PA 17976           Owned          1968                  -                 376              45,102

Pottsville Office:
111 E. Norweigan Street
Pottsville, PA 17901           Owned          1968                  -                 556              26,128

Lehighton Office:
111 N. First Street
Lehighton, PA 18235            Owned          1977                  -                  96              27,703

Laurel Mall Office:
240 Laurel Mall
Hazleton, PA 18201            Leased          1994                 2003               201              73,311

Mountaintop Office:
360 S. Mountain Boulevard
Mountaintop, PA 18707          Owned          1997                  -                 786              19,803

Scott Township Office:
PO Box 518
2691 New Berwick Highway
Bloomsburg, PA 17815           Owned          1998                  -                 982              37,604

Schuylkill Mall Office:
611 Schuylkill Mall
Frackville, PA 17976          Leased          1978             month-to-month          34              23,700




Gould's IGA Office:
Route 93
Sugarloaf, PA 18249           Leased          1995                 2005                28              15,446

Danville Office:
1519 Bloom Road
Danville, PA  17821            Owned          1999                  -                 630              13,025

Back Mountain Office:
196 N. Main Street
Shavertown, PA  18708          Owned          2001                                  1,186               5,828

Freeland Office:
402 Front Street
Freeland, PA  18224           Leased          1999                 2003                28               4,821

Brodheadsville Office:
760 Route 209 & Weirlake Road
Brodheadsville, PA  18322     Leased          2000                 2005                43               4,246

Weatherly Office:
140 Carbon Street
Weatherly, PA  18255           Owned          2001                                     84              11,708

Drums Office:
Route 309
Drums, PA  18222               Owned          2001                                    226               7,955

Laurel Mall Drive-Thru:
345 Laurel Mall
Hazleton, PA  18201           Leased          2001                 2005               299                 N/A

Loan Production
Origination Office:
Pocono L.P.O. Office
P.O. Box 1092
Pocono Pines, PA 18350        Leased          1997          month-to-month                                N/A

Title Insurance Agency:
Abstractors, Inc.
25 W. Broad Street
Hazleton, PA  18201            Owned          2001                                     24                 N/A

Trust Company:
Northeast Pennsylvania Trust Co.
31 W. Broad Street
Hazleton, PA  18201            Owned          2001                                     49                 N/A

Insurance Agency:
Higgins Insurance Company
115 S. Centre Street
Pottsville, PA  17901         Leased          2001                 2010               608                 N/A


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

      Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     Information relating to the market for Registrant's common equity and related shareholder matters appears under "Market for Registrant's Common Equity and Related Shareholder Matters" in the Registrant's 2001 Annual Report to Shareholders on page 16 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant's common stock appears under "Regulation and Supervision."

Item 6. Selected Financial Data

     The  above-captioned   information  appears  under  "Selected  Consolidated
Financial and Other Data of the Company" in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The above-captioned information appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section "Management of Interest Rate Risk and Market Risk Analysis" in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements

     The Consolidated Financial Statements of Northeast Pennsylvania Financial Corp. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Registrant's 2001 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned "Proposed 1-Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2002. Reference is made to the cover page of this form 10-K and to the section captioned "Section 16 (a) Beneficial ownership Reporting Compliance" for information regarding compliance into Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

     The information relating to executive compensation is incorporated herein by reference to the sections captioned "Executive Compensation and Directors Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2002.

Item 13. Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2002.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report

     (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2001 Annual Report to Shareholders:

             Consolidated Statements of Financial Condition
               as of September 30, 2001 and 2000.............................17
             Consolidated Statements of Operations
               For the Years Ended September 30, 2001, 2000 and 1999.........18
             Consolidated Statements of Comprehensive Income
               For the Years Ended September 30, 2001, 2000, and
             1999............................................................19
             Consolidated Statements of Changes in Equity
               For the Years Ended September 30, 2001, 2000 and 1999.........20
             Consolidated Statements of Cash Flows
               For the Years Ended September 30, 2001, 2000 and 1999.........21
             Notes to Consolidated Financial Statements......................23
             Independent Auditor's Report....................................40

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

      (a) The following exhibits are filed as part of this report.

                  3.1      Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*
                  3.2      Bylaws of Northeast Pennsylvania Financial Corp.**
                  4.0      Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*
                  10.1     Employment Agreement between Northeast Pennsylvania Financial Corp. and E. Lee Beard***
                  10.2     Employment Agreement between Northeast Pennsylvania Financial Corp. and Thomas L.
                           Kennedy***
                  10.3     Employment Agreement between First Federal Bank and E. Lee Beard***
                  10.4     Employment Agreement between First Federal Bank and Thomas L. Kennedy***
                  10.5     Change in Control Agreement between Northeast Pennsylvania Financial Corp. and Patrick
                           J. Owens, Jr.***
                  10.6     Change in Control Agreement between First Federal Bank and Patrick J. Owens, Jr.***
                  10.7     Employment Agreement between Higgins Insurance Associates, Inc. And Joseph P. Schlitzer
                  10.8     Change in Control Agreement between First Federal Bank and Allan Farias
                  10.9     Form of First Federal Bank Supplemental Executive Retirement Plan*
                  10.10    Form of First Federal Bank Employee Severance Compensation Plan*
                  10.11    Form of First Federal Bank Management Supplemental Executive Retirement Plan*
                  10.12    Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan****
                  10.13    Northeast Pennsylvania Financial Corp. 2000 Stock Option Plan *****
                  11.0     Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)
                  13.0     2001 Annual Report to Shareholders
                  21.0     Subsidiary information is incorporated by reference to "Part I - Subsidiaries"
                  23.0     Consent of KPMG LLP

                    * Incorporated herein by reference into this document from the Exhibits to the Form S- 1 Registration Statement, and any amendments thereto, Registration No. 333-43281

                   ** Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

                  *** Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-K for the year ended September 30, 1998.

                 **** Incorporated herein by reference into this document from the Proxy Statement for the 1998 Special Meeting of Shareholders dated September 9, 1998

                ***** Incorporated herein by reference into this document from the proxy statement for the 2000 Annual Meeting of Shareholders dated December 20, 1999

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Pennsylvania Financial Corp.

By /s/   E. Lee Beard                                          December 21, 2001
   ----------------------------------
E. Lee Beard
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ E. Lee Beard                                               December 21, 2001
-------------------------------------
E. Lee Beard
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Paul Conard                                                December 21, 2001
-------------------------------------
Paul Conard
Director

/s/ Dr. William R. Davidson                                    December 21, 2001
-------------------------------------
Dr. William R. Davidson
Director

/s/ Barbara Ecker                                              December 21, 2001
-------------------------------------
Barbara Ecker
Director

/s/ R. Peter Haentjens, Jr.                                    December 21, 2001
-------------------------------------
R. Peter Haentjens, Jr.
Director

/s/ Atty. Thomas L. Kennedy                                    December 21, 2001
-------------------------------------
Atty. Thomas L. Kennedy
Chairman of the Board

/s/ Honorable John P. Lavelle                                  December 21, 2001
-------------------------------------
Honorable John P. Lavelle
Director

/s/ Michael J. Leib                                            December 21, 2001
-------------------------------------
Michael J. Leib
Director

/s/ William J. Spear                                           December 21, 2001
-------------------------------------
William J. Spear
Director

/s/ Joseph Schlitzer                                           December 21, 2001
-------------------------------------
Joseph Schlitzer
Director

/s/ Patrick J. Owens, Jr.                                      December 21, 2001
-------------------------------------
Patrick J. Owens, Jr.
Treasurer, CFO
(Principal Accounting and Financial Officer)