Form 10-Q
period 2001-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2002-02-14
CIK 1050996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

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

                                                Yes X           No
                                                   ---            ---

     The Registrant had 4,416,962 shares of Common Stock outstanding as of February 13, 2002.

                                TABLE OF CONTENTS

Item
No.
                                                                            Page
                                                                          Number
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         December 31, 2001 (unaudited) and September 30, 2001                  1

         Consolidated Statements of Operations for the Three Months Ended
         December 31, 2001 and 2000 (unaudited)                                2

         Consolidated Statement of Comprehensive Income for the Three Months
         Ended December 31, 2001 and 2000 (unaudited)                          3

         Consolidated Statements of Changes in Equity for the Years Ended September 30, 2001, 2000, and 1999 and the Three Months Ended
         December 31, 2001 (unaudited)                                         4

         Consolidated Statements of Cash Flows for the Three Months Ended
         December 31, 2001 and 2000 (unaudited)                                5

         Notes to Consolidated Financial Statements (unaudited)                7


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3   Quantitative and Qualitative Disclosures about Market Risk           18

Part II - OTHER INFORMATION

1        Legal Proceedings                                                    19

2        Changes in Securities and Use of Proceeds                            19

3        Defaults Upon Senior Securities                                      19

4        Submission of Matters to a Vote of Security Holders17

5        Other Information                                                    19

6        Exhibits and Reports on Form 8 - K                                   19

Signatures

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Financial Condition
              December 31, 2001 (unaudited) and September 30, 2001
                                 (in thousands)

                                                                          December 31,       September 30,
                                                                              2001               2001
                               Assets                                      (unaudited)

Cash and cash equivalents                                                      $ 16,274          $ 9,060
Securities available-for-sale                                                   258,735          243,648
Securities held-to-maturity (estimated fair value of $9,711 at
    December 2001 and $17,819 at September 2001)                                  9,848           17,842
Loans (less allowance for loan losses of $4,814 for December 2001
    and $4,497 for September 2001)                                              494,067          498,151
Accrued interest receivable                                                       6,706            6,892
Assets acquired through foreclosure                                                 304              390
Property and equipment, net                                                      12,150           12,165
Intangible Assets                                                                12,173           12,312
Other assets                                                                      8,497            8,370
                                                                              ---------        ---------
     Total assets                                                             $ 818,754        $ 808,830
                                                                              =========        =========

                       Liabilities and Equity

Deposits                                                                      $ 524,530        $ 515,735
Federal Home Loan Bank advances                                                 203,436          204,441
Other borrowings                                                                  7,460            5,990
Advances from borrowers for taxes and insurance                                   2,520              646
Accrued interest payable                                                          1,624            2,130
Other liabilities                                                                 4,980            4,051
                                                                              ---------        ---------
     Total liabilities                                                        $ 744,550        $ 732,993
                                                                              ---------        ---------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                    -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       62,310           62,142
Common stock acquired by stock benefit plans                                     (4,944)          (5,213)
Retained earnings - substantially restricted                                     36,925           36,136
Accumulated other comprehensive income                                              135              894
Treasury stock, at cost (1,651,488 shares for December 2001 and
1,533,945 shares for September 2001)                                            (20,286)         (18,186)
                                                                              ---------        ---------
     Total equity                                                              $ 74,204         $ 75,837
                                                                              ---------        ---------
            Total liabilities and equity                                       $818,754         $808,830
                                                                              =========        =========

                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Operations
        For the Three Months Ended December 31, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                For the Three months ended
                                                                                      December 31,
Interest Income:                                                                2001               2000
                                                                                ----               ----
                                                                                      (unaudited)
  Loans                                                                       $10,038             $9,556
  Mortgage-related securities                                                   1,734              1,011
  Investment securities:
     Taxable                                                                    1,690              1,928
    Non-taxable                                                                   242                462
                                                                              -------            -------
     Total interest income                                                     13,704             12,957

Interest Expense:
  Deposits                                                                      4,405              5,219
  Federal Home Loan Bank advances and other                                     2,907              2,519
                                                                              -------            -------
     Total interest expense                                                     7,312              7,738


Net interest income                                                             6,392              5,219

Provision for loan losses                                                         388                  -
                                                                              -------            -------

Net interest income after provision for loan losses                             6,004              5,219

Non-interest Income:
   Service charges and other fees                                                 509                366
   Other income                                                                   234                 49
   Insurance premium income                                                       720                 77
   Gain (loss) on sale of:
    Real estate owned                                                              (9)                (6)
    Loans                                                                         152                477
    Available-for-sale securities                                                 (35)              (182)
    Other                                                                           -                (75)
                                                                              -------            -------
    Total non-interest income                                                   1,571                706

Non-interest Expense:
  Salaries and net employee benefits                                            2,984              2,111
  Occupancy costs                                                                 665                578
  Amortization of intangibles                                                     243                192
  Data processing                                                                 165                170
  Professional fees                                                               265                197
  Federal Home Loan Bank and other service charges                                238                181
  Other                                                                         1,143                683
                                                                              -------            -------
     Total non-interest expense                                                 5,703              4,112


Income before income taxes                                                      1,872              1,813

Income taxes                                                                      594                522
                                                                              -------            -------

Net income                                                                    $ 1,278            $ 1,291
                                                                              =======            =======
Earnings per share - basic                                                    $ 0.29             $ 0.28
                                                                              =======            =======
Earnings per share - diluted                                                  $ 0.28             $ 0.27
                                                                              =======            =======

                                       2

                     Northeast Pennsylvania Financial Corp.
                 Consolidated Statements of Comprehensive Income
        For the Three Months Ended December 31, 2001 and 2000 (unaudited)
                      (in thousands, except per share data)

                                                                               For the Three Months Ended
                                                                                     December 31,
                                                                                 2001              2000
                                                                                      (unaudited)
Net Income                                                                    $ 1,278            $ 1,291

Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period               $  (782)           $ 1,629
    Less:  Reclassification adjustment for gains included in net
      income                                                                      (23)              (120)
                                                                              -------            -------
Other comprehensive income (loss)                                             $  (759)           $ 1,749
Comprehensive income (loss)                                                   $   519            $ 3,040
                                                                              =======            =======

                                       3

                     Northeast Pennsylvania Financial Corp.
                  Consolidated Statements of Changes in Equity
           For the Three Years Ended September 30, 2001, 2000 and 1999
            and the Three Months Ended December 31, 2001 (unaudited)
                                 (in thousands)

                                                                  Common Stock              Accumulated
                                                     Additional   Acquired by               Other
                                           Common       Paid      Stock benefit  Retained   Comprehensive  Treasury     Total
                                            Stock    In Capital      plans       Earnings   Income (loss)    Stock     Equity


Balance, September 30, 1998              $    64     $ 62,083      $ (4,799)     $ 27,208    $   2,878     $   -     $ 87,434

Unearned stock awards                                                (3,312)                                           (3,312)
ESOP shares committed to be released
                                                           77           557                                               634
Stock awards                                              (41)          488                                               447
Net changes in gains (losses) on
   securities available for sale, net of tax                                                    (5,752)                (5,752)
Treasury stock at cost, (626,667 shares)                                                                     (7,585)   (7,585)
Cash dividend paid                                                                   (955)                               (955)
Net income                                                                          4,565                               4,565
                                         -------     --------      --------      --------    ---------     --------  --------
Balance, September 30, 1999              $    64     $ 62,119      $ (7,066)     $ 30,818    $  (2,874)    $ (7,585) $ 75,476

ESOP shares committed to be released                       89           328                                               417
Stock awards                                              (44)          517                                               473
Net changes in (losses) on
   securities available for sale, net of tax                                                      (837)                  (837)
Treasury stock at cost, (507,534 shares)                                                                     (4,943)   (4,943)
Cash dividend paid                                                                 (1,547)                             (1,547)
Net income                                                                          3,936                               3,936
                                         -------     --------      --------      --------    ---------     --------  --------
Balance, September 30, 2000              $    64     $ 62,164      $ (6,221)     $ 33,207    $  (3,711)    $(12,528) $ 72,975

ESOP shares committed to be released                      105           443                                               548
Stock awards                                              (49)          565                                               516
Stock options exercised (32,808 shares)                  (204)                                                  391       187
Net changes in gains on
   securities available for sale, net of tax                                                     4,605                  4,605
Treasury stock at cost (647,604 shares)                                                                      (8,423)   (8,423)
Acquisition of Higgins Insurance
   Agency (215,052 shares)                                126                                                 2,374     2,500
Cash dividend paid                                                                 (1,878)                             (1,878)
Net income                                                                          4,807                               4,807
                                         -------     --------      --------      --------    ---------     --------  --------
Balance, September 30, 2001              $    64     $ 62,142      $ (5,213)     $ 36,136    $     894     $(18,186) $ 75,837

ESOP shares committed to be released                      167           129                                               296
Stock awards                                              (12)          140                                               128
Stock options exercised (28,014 shares)                    13                                                   335       348
Net changes in gains on
   securities available for sale, net of tax                                                      (759)                  (759)
Treasury stock at cost (145,557 shares)                                                                      (2,435)   (2,435)
Cash dividend paid                                                                   (489)                               (489)
Net income                                                                          1,278                               1,278
                                         -------     --------      --------      --------    ---------     --------  --------
   Balance, December 31, 2001            $    64     $ 62,310      $ (4,944)     $ 36,925    $     135     $(20,286) $ 74,204


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Cash Flows
        For the Three Months Ended December 31, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                          For the Three Months Ended
                                                                                                 December 31,
                                                                                             2001           2000
Operating Activities:                                                                            (unaudited)
Net Income                                                                                 $1,278           $1,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Provision for foreclosed assets                                                             252               39
  Provision for loan losses                                                                   388                -
  Depreciation                                                                                346              329
  Amortization of intangibles                                                                 243              192
  Deferred income tax provision                                                               674               59
  ESOP expense                                                                                296               64
  Stock award expense                                                                         128              119
  Amortization and accretion on:
     Held-to-maturity securities                                                               (6)              (2)
     Available-for-sale securities                                                            (44)            (444)
  Amortization of deferred loan fees                                                         (124)            (148)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                        9                6
     Loans                                                                                   (152)            (477)
     Available-for-sale securities                                                             35              182
  Changes in assets and liabilities:
    Increase (decrease) in accrued interest receivable                                        186             (854)
    Increase in other assets                                                                 (424)          (8,843)
    Decrease in accrued interest payable                                                     (506)          (1,039)
    Decrease in accrued income taxes payable                                                 (137)            (311)
    Increase in other liabilities                                                           1,066              646
                                                                                         --------         --------
      Net cash provided by (used in) operating activities                                  $3,508         $ (9,191)

Investing Activities:
Net increase in loans                                                                    $ (2,962)        $(66,425)
Proceeds from sale of:
  Available-for-sale securities                                                             7,784           33,489
  Assets acquired through foreclosure                                                         193              101
  Loans                                                                                     6,566            1,035
Proceeds from repayments of held-to-maturity securities                                     8,000                -
Proceeds from repayments of available-for-sale securities                                  19,046            2,448
Purchase of:
  Held-to-maturity securities                                                                               (6,454)
  Available-for-sale securities                                                           (43,148)         (49,146)
  Office properties and equipment                                                            (331)          (1,295)
  Federal Home Loan Bank stock                                                                  -           (8,075)
                                                                                         --------         --------

Net cash used in investing activities                                                     $(4,852)        $(94,322)

Financing Activities:
  Net increase in deposit accounts                                                         $8,795          $56,548
  Net decrease in Federal Home Loan Bank short-term advances                               (1,000)               -
  Borrowings of Federal Home Loan Bank long-term advances                                       -           75,000
  Repayments of Federal Home Loan Bank long-term advances                                      (5)         (30,005)
  Net increase in advances from borrowers for taxes and insurance                           1,874              317


                     Northeast Pennsylvania Financial Corp.
                      Consolidated Statements of Cash Flows
        For the Three Months Ended December 31, 2001 and 2000 (unaudited)
                                 (in thousands)

                                                                                            For the Three Months
                                                                                             Ended December 31,

                                                                                             2001           2000
                                                                                           ------         ------
                                                                                                 (unaudited)
     Net increase in other borrowings                                                      $1,470         $2,425
    Purchase of treasury stock                                                             (2,435)        (2,005)
    Cash dividend on common stock                                                            (489)          (424)
    Stock options exercised                                                                   348              -
                                                                                           ------         ------
     Net cash provided by financing activities                                             $8,558       $101,856

Increase (decrease) in cash and cash equivalents                                            7,214         (1,657)

Cash and cash equivalents, beginning of year                                                9,060          6,295
                                                                                           ------         ------
Cash and cash equivalents, end of year                                                    $16,274         $4,638
                                                                                           ======         ======
Supplemental disclosures of cash flow information:
  Cash paid during the period  for:
     Interest                                                                              $7,818         $8,777
                                                                                           ======         ======
     Income taxes                                                                             $42             $6
                                                                                           ======         ======
Supplemental disclosure - non-cash and financing information:
  Transfer from loans to real estate owned                                                   $368           $172
                                                                                           ======         ======
  Net change in unrealized losses on securities
   available-for-sale, net of tax                                                           $(759)        $1,749
                                                                                           ======         ======

                                       6

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Financial Statements Presentation

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 2001. The results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

     Northeast Pennsylvania Financial Corp. (the "Company") has a $1.5 million investment in the preferred stock of Buildersfirst.com. ("investee") Since the investment does not have a readily determinable market value, the Company is not accounting for the investment under SFAS No. 115. The accounting for this security was initially guided by EITF Topic No. D-68, EITF Topic No. 98-13, and EITF Topic No. 99-10, which, in essence, provide that investee losses should be absorbed by investments in other securities once an investee's common equity has been exceeded by net losses. However, during the Company's third quarter of fiscal year 2001, the investee issued additional equity and entered into certain other business relationships which reduced the Company's influence over the investee and resulted in the Company prospectively utilizing the cost method of accounting for its remaining investment in Buildersfirst.com.

     Principles of Consolidation and Presentation

     The accompanying financial statements of the Company include the accounts of First Federal Bank (the "Bank"), Northeast Pennsylvania Trust Co. ("Trust Co."), Abstractors, Inc., Higgins Insurance Agency ("Higgins") and FIDACO, Inc. First Federal Bank, Northeast Pennsylvania Trust Co.,
     Abstractors, Inc., and Higgins Insurance Agency are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. The Trust Co. offers trust, estate and asset management services and products. Abstractors, Inc. is a title insurance agency. Higgins provides insurance and investment products to individuals and businesses. FIDACO, Inc. is an inactive subsidiary of First Federal Bank and its only major asset is an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

     Business

     The Company is the holding company for the Bank, the Trust Co., Abstractors, Inc., and Higgins. The Company through its subsidiaries serves Northeastern and Central Pennsylvania through nineteen full service community banking office locations, three financial centers and a loan production office. The Company provides a wide range of financial services to individual, small business and corporate customers. The Company and all subsidiaries are subject to competition from other financial institutions and companies that provide financial services. The Company, the Bank, the Trust Co. and Higgins are subject to the regulations of federal and state agencies and undergo periodic examinations by those regulatory authorities.

     Earnings per Share

     Earnings per share ("EPS"), basic and diluted, were $0.29 and $0.28, respectively, for the three months ended December 31, 2001 compared to $0.28 and $0.27, respectively, for the three months ended December 31, 2000.

     The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                                Three months ended
                                                                                    December 31,
                                                                                2001            2000
                                                                                    (unaudited)
                                                                      (Dollars in thousands, except per share data)
       Basic:

       Net Income                                                             $1,278            $1,291
                                                                           =========         =========
       Weighted average shares outstanding                                 4,218,000         4,527,415
       Plus:  ESOP shares released
          or  committed to be released                                       199,250           147,829
                                                                           ---------         ---------
       Basic weighted-average shares outstanding                           4,417,250         4,675,244
                                                                           =========         =========
       Earnings per share  - basic                                             $0.29             $0.28
                                                                           =========         =========

                                                                      Three months ended
                                                                          December 31,
                                                                      2001             2000
                                                                         (unaudited)
                                                        (Dollars in thousands, except per share data)

        Diluted (1):

        Net Income                                                   $1,278          $1,291
                                                                  =========       =========
        Basic weighted-average shares outstanding                 4,417,250       4,675,244
        Dilutive Instruments:
          Dilutive effect of outstanding stock options              186,146           2,164
          Dilutive effect of stock awards                            26,430         153,204
                                                                  ---------       ---------
        Dilutive shares outstanding                               4,629,826       4,830,612
                                                                  =========       =========
        Earnings per share - diluted                                  $0.28           $0.27

     (1) Diluted earnings per share include the dilutive effect of the Company's weighted average stock options/awards outstanding using the Treasury Stock method.

     The Company had 293,862 and 424,806 anti-dilutive common stock options outstanding as of December 31, 2001 and 2000, respectively. These options are not included in the calculations of diluted earnings per share for the periods presented.

     2.   Conversion to Stock Form of Ownership

     The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on December 16, 1997 in connection with the Bank's conversion from the mutual to stock form of ownership (the "Conversion"). On March 31, 1998, the Company issued its common stock, par value $.01 per share (the "Common Stock").

     The Bank established a liquidation account at the time of the Conversion in an amount equal to the equity of the Bank as of September 30, 1997. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The amount of the liquidation account decreases to the extent the balances of eligible deposits decrease. The liquidation account approximated $8.0 million at September 30, 2001.

     The Company may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements, including reducing the Bank's regulatory capital below the amount in the liquidation account.

     In addition to the 16,000,000 authorized shares of Common Stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 2001, there were no shares of Preferred Stock issued.

     3.   Goodwill and Intangible Asset-Adoption of Statement 142

     In connection with Statement of Financial Accounting Standards ("SFAS") No. 142's (the "Statement") transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company had unamortized goodwill in the amount of $3.1 million, which will be subject to the transition provisions of SFAS No.141 and No.142. Amortization expense related to goodwill was $0 and $124,000 for the three months ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No.141 and No.142, it is not practicable to reasonably estimate any transitional impairment losses as the cumulative effect of a change in accounting principle.

                                                                             For the Three Months Ended
                                                                                     December 31,
                                                                                2001              2000
                                                                               -----             -----
                                                                                     (unaudited)
                                                                     (Dollars in thousands, except per share data)

       Goodwill amortization (net of tax)                                          -              $(76)

       Net income                                                             $1,278            $1,291



                                                                             For the Three Months Ended
                                                                                     December 31,
                                                                                2001              2000
                                                                               -----             -----
                                                                                     (unaudited)
                                                                     (Dollars in thousands, except per share data)


       Net Income                                                             $1,278            $1,291
                                                                              ======            ======
       Addback:  Goodwill amortization (net of tax)                                -                76
                                                                              ------            ------
       Adjusted net income                                                    $1,278            $1,367
                                                                              ======            ======
       Basic earnings per share:
         Net income                                                            $0.29             $0.28
         Goodwill amortization                                                     -              0.01
                                                                              ------            ------
         Adjusted net income                                                   $0.29             $0.29
                                                                              ======            ======
       Diluted earnings per share:
         Net income                                                            $0.28             $0.27
         Goodwill amortization                                                     -              0.01
                                                                              ------            ------
         Adjusted net income                                                   $0.28             $0.28
                                                                              ======            ======


     4.   Securities

                                                                           DECEMBER  31, 2001
                                                                           ------------------
                                                                            (in  thousands)
                                                                        Gross               Gross
                                                     Amortized       Unrealized           Unrealized          Fair
                                                        Cost            Gains               Losses            Value
                                                     ---------       ----------           ----------         ------

Available-for-sale securities:

   Municipal securities                                $16,247              $-              $(650)          $15,597
   Obligations of U.S. Government agencies              22,853             138                (92)           22,899
   Mortgage-related securities                         137,267           1,895               (375)          138,787
   Trust Preferred securities                           13,694               -             (1,772)           11,922
   Corporate Bonds                                      40,665           1,058               (109)           41,614
                                                       -------           -----             ------           -------
     Total debt securities                             230,726           3,091             (2,998)          230,819

   FHLB Stock                                           10,222               -                  -            10,222
   Freddie Mac Stock                                     1,939              42                  -             1,981
   Fannie Mae Stock                                      2,000              20                (15)            2,005
   Other equity securities                              13,627              82                 (1)           13,708
                                                       -------           -----             ------           -------
     Total equity securities                            27,788             144                (16)           27,916
                                                       -------           -----             ------           -------
         Total                                        $258,514          $3,235            $(3,014)         $258,735
                                                       =======           =====             ======           =======
Held-to-maturity securities:

   Municipal securities                                 $3,552              $-              $(171)           $3,381
   Obligations of U.S. government agencies               5,998              34                  -             6,032
   Certificates of Deposit                                 298               -                  -               298
                                                       -------           -----             ------           -------
         Total                                          $9,848             $34              $(171)           $9,711
                                                       =======           =====             ======           =======

                                                                           SEPTEMBER 30, 2001
                                                                           ------------------
                                                                            (in  thousands)
                                                                        Gross               Gross
                                                     Amortized       Unrealized           Unrealized          Fair
                                                        Cost            Gains               Losses            Value
                                                     ---------       ----------           ----------         ------

Available-for-sale securities:

   Municipal securities                                $23,030             $42              $(532)          $22,540
   Obligations of U.S. Government agencies              14,471             134                   -           14,605
   Mortgage-related securities                         136,257           2,294                (84)          138,467
   Trust Preferred securities                           13,701               -             (1,723)           11,978
   Corporate Bonds                                      40,688           1,337                (31)           41,994
                                                       -------           -----             ------           -------
     Total debt securities                             228,147           3,807             (2,370)          229,584

   FHLB Stock                                           10,222               -                  -            10,222
   Freddie Mac Stock                                     1,613              37                (58)            1,592
   Fannie Mae Stock                                      2,000               4                 (5)            1,999
   Other equity securities                                 206              50                 (5)              251
                                                       -------           -----             ------           -------
     Total equity securities                            14,041              91                (68)           14,064

         Total                                        $242,188          $3,898            $(2,438)         $243,648
                                                       =======           =====             ======           =======
Held-to-maturity securities:

   Municipal securities                                 $3,552              $-              $(127)           $3,425
   Obligations of U.S. government agencies              13,992             106                 (2)           14,096
   Certificates of Deposit                                 298               -                  -               298
                                                       -------           -----             ------           -------
         Total                                         $17,842            $106              $(129)          $17,819
                                                       =======           =====             ======           =======

                                       11

     5.   Loans

Loans are summarized as follows:

                                                            December 31, 2001                 September 30, 2001
                                                            -----------------                 ------------------
                                                               (unaudited)
                                                                              (in thousands)
Real Estate loans:
     One- to four-family                                         $210,281                           $220,796
     Multi-family and commercial                                   78,823                             65,095
     Construction                                                   7,741                             13,690
                                                                ---------                          ---------
     Total real estate loans                                     $296,845                           $299,581
                                                                ---------                          ---------
Consumer Loans:
     Home equity loans and lines of credit                        $78,504                            $79,840
     Automobile                                                    88,154                             78,307
     Education                                                        468                              2,846
     Unsecured lines of credit                                      1,936                              1,884
     Other                                                         10,081                             10,288
                                                                ---------                          ---------
     Total consumer loans                                        $179,143                           $173,165
                                                                ---------                          ---------

Commercial loans                                                  $24,552                            $31,588
                                                                ---------                          ---------

     Total loans                                                 $500,540                           $504,334
     Less:
     Allowances for loan losses                                    (4,814)                            (4,497)
     Deferred loan origination fees                                (1,659)                            (1,686)
                                                                ---------                          ---------
     Total loans, net                                            $494,067                           $498,151
                                                                =========                          =========


The activity in the allowance for loan losses is as follows (in thousands):

                                                 For the three                                            For the three
                                                 months ended              For the year ended             months ended
                                               December 31, 2001           September 30, 2001           December 31, 2000
                                               -----------------           ------------------           -----------------
                                                  (unaudited)                                              (unaudited)
         Balance, beginning of period                $4,497                      $4,162                       $4,162
         Additional allowance from
          acquisition                                     -                         817                          817
         Charge-offs                                   (109)                     (1,857)                         (82)
         Recoveries                                      38                          24                            2
         Provision for loan losses                      388                       1,351                            -
                                                     ------                      ------                       ------
         Balance, end of period                      $4,814                      $4,497                       $4,899



     6.   Deposits

     Deposits consist of the following major classifications (in thousands):

                                                                     December 31, 2001           September 30, 2001
                                                                        (unaudited)
                                                                                 Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                      -------    --------          ------    --------
        Savings accounts (passbook, statement, clubs)                $88,198       16.82%         $89,936      17.44%
        Money market accounts                                         44,913        8.56%          40,185       7.79%
        Certificates of deposit less than $100,000                   223,033       42.52%         218,811      42.42%
        Certificates of deposit greater than $100,000(1)              67,676       12.90%          83,682      16.23%
        NOW Accounts                                                  74,477       14.20%          58,829      11.41%
        Non-interest bearing deposits                                 26,233        5.00%          24,292       4.71%
                                                                    --------      -------        --------     -------
        Total deposits at end of period                             $524,530      100.00%        $515,735     100.00%

         (1) Deposit balances in excess of $100,000 are not federally insured.

     Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Reform Act of 1995 and is including this statement for purposes of such safe harbor provisions. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy; and Section D, Liquidity and Capital Resources.

     A.   General

The Company is the holding company for the Bank, a federally-chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"), Abstractors, Inc., Trust Co., and Higgins. The Company transacts business primarily through the Bank and to a lesser extent its other subsidiaries. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan and security sales, service charges and other fee income, and non-interest expense. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, professional fees, data processing, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

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

     B.   Management Strategy

The Company's operating strategy is that of a community-based financial institution, offering a wide variety of financial products to its retail and business customers. The Bank, while maintaining its focus on residential lending has been concentrating on increasing its consumer, small business and commercial lending. In order to promote long-term financial strength and profitability, the

Company's operating strategy has focused on: (i) meeting the financial needs of its customers through expanded product offerings, improved delivery systems and by taking advantage of technological advances, including such services as internet banking and bill paying; (ii) increasing profitability by emphasizing higher-yielding consumer and commercial loans; (iii) maintaining a strong regulatory capital position; (iv) managing its interest rate risk by emphasizing consumer and commercial loans, in addition to shorter term, adjustable rate, one-to four-family loans, soliciting longer-term deposits and utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB"); and (v) maintaining strong asset quality by utilizing strong underwriting guidelines.

     C.   Non-Performing Assets and Impaired Loans

The following table presents information regarding the Bank's non-performing loans, real estate owned and other repossessed assets at the dates indicated (dollars in thousands):

                                                                            December 31,             September 30,
                                                                               2001                       2001
                                                                            ------------             -------------
                                                                            (unaudited)
Non-performing loans:
 Non-accrual loans plus other impaired loans                                  $5,193                    $4,723
Real estate owned and other repossessed assets                                   304                       390
                                                                              ------                    ------
     Total non-performing assets                                              $5,497                    $5,113
                                                                              ======                    ======
    Troubled debt restructurings                                                 $57                       $60
    Troubled debt restructurings and total non-performing assets              $5,554                    $5,173
                                                                              ======                    ======
         Total non-performing loans as a percentage of total loans             1.04%                     0.95%
         Total non-performing assets as a percentage of total assets           0.67%                     0.64%


The increase in non-performing assets was primarily the result of additional delinquencies associated with mortgages and an increased concentration in commercial lending which carries an increased degree of loss.

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

At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $47.5 million, or 5.9% of total adjusted assets, which is above the required level of $12.0 million, or 1.5%; a core capital level of $47.5 million, or 5.9% of total adjusted assets, which is above the required level of $24.0 million, or 3.0%; and a risk-based capital of $52.3 million, or 10.9% of risk-weighted assets, which is above the required level of $38.2 million, or 8.0%.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $275.0 million, or 33.6% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 2001, the Bank had $203.4 million in advances outstanding from the FHLB, and had an overall borrowing capacity from the FHLB of $370.3 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At December 31, 2001, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $62.6 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") and KEOGH accounts, which are scheduled to mature in less than one year from December 31, 2001, totaled $201.1 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At December 31, 2001, the Bank had $48.9 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

At December 31, 2001, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $57.7 million, or 7.2%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 5.9% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

     E. Comparison of Financial Condition at December 31, 2001 and September 30, 2001

Total assets increased $9.9 million from $808.8 million at September 30, 2001 to
$818.7   million  at  December   31,   2001.   The  growth  was  in   securities
available-for-sale and a $7.2 million increase in cash.

Securities classified as available-for-sale securities increased $15.1 million, from $243.6 million at September 30, 2001 to $258.7 million at December 31, 2001. The increase was primarily attributable to the purchase of mortgage backed securities utilizing proceeds from the sale of mortgage loans. Securities classified as held to maturity decreased $8.0 million due to securities being called.

Net Loans decreased $4.1 million to $494.0 million at December 31, 2001. This was primarily due to a $10.5 million decrease in one-to-four family real estate loans due to the sale into the secondary market of $4.0 million of these loans. Commercial loans decreased $7.0 million primarily as a result of local municipalities paying off their tax free loans. Construction loans decreased $5.9 million due to repayments and construction loans which have matured. Education loans decreased $2.4 million due to the sale of these loans. Multi family and commercial real estate loans increased $13.7 million due to increased originations as a result of marketing efforts. Automobile loans increased $9.8 million as a result of more participating automobile dealers in our indirect auto lending programs.

Deposits increased $8.8 million from $515.7 million to $524.5 million at December 31, 2001. The largest increase was in checking accounts, specifically NOW and money market accounts due to continued marketing efforts of such accounts. This increase was offset by a decrease in certificates of deposit due to the maturity of jumbo certificates.

Total equity decreased $1.6 million to $74.2 million at December 31, 2001. This decrease in equity resulted primarily from the purchase of 145,557 shares of the Company's common stock during the quarter at a cost of $2.4 million. Also contributing to the decline in equity was a $759,000 decrease in accumulated other comprehensive income as a result of the decrease in unrealized losses on securities during the quarter. Offsetting these decreases was the retention of earnings for the quarter.

     F. Comparison of Operating Results for the Three Months ended December 31, 2001 and December 31, 2000

General. The Company had net income of approximately $1.3 million for both of the three months ended December 31, 2001 and December 31, 2000.

Interest Income. Total interest income increased $747,000, or 5.8%, from $12.9 million for the three months ended December 31, 2000 to $13.7 million for the three months ended December 31, 2001. This was primarily due to a $102.8 million, or 15.3%, increase in the average balance of interest earning assets. Interest income on mortgage related securities increased $723,000 from $1.0 million for the period ended December 31, 2000 to $1.7 million due to an increase in the average balance of these securities. Interest income on loans increased $482,000 primarily due to a $29.0 million increase in the average balance of these loans.

Interest Expense. Interest expense decreased $426,000, or 5.5%, from $7.7 million for the three months ended December 31, 2000 to $7.3 million for the three months ended December 31, 2001. The contributing factor for the decrease in interest expense was a $596,000 decrease in interest expense on certificates of deposit, which was the result of a 105 basis point decrease on these accounts. Interest expense on FHLB advances and other borrowings increased $388,000 due to a $46.2 million increase in the average balance.

Provision for Loan Losses. The provision for loan losses increases the allowance for loan losses. The Bank's provision for loan losses for the three months ended December 31, 2001 increased $388,000 compared to the comparable 2000 period. The increase in the provision at December 31, 2001 reflects the Bank's increased concentration in commercial and consumer lending which carries an increased degree of loss, as well as an increase in non performing loans and charge offs. The allowance is maintained at a level that represents management's best estimate of known and inherent estimated losses based upon an evaluation of the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Non-interest Income. Non-interest income increased $865,000 from $706,000 to $1.6 million, for the three months ended December 31, 2001. The increase in non-interest income was primarily due to insurance premium income from Higgins which was acquired in January 2001. Other income increased $185,000 due to losses recognized in fiscal 2000 of the Company's investment in Buildersfirst.com. Loss on sale of available for sale securities decreased $147,000. Service charges and other fees increased $143,000 due to additional branches and a larger customer base. These increases were offset by a $325,000 decrease in gain on sale of loans as a result of prior year's gain on the sale of Security Savings' fixed rate mortgage loans.

Non-interest Expense. Total non-interest expense increased from $4.1 million for the three months ended December 31, 2000 to $5.7 million for the three months ended December 31, 2001. This increase was due primarily to an increase in compensation and employee benefits of $873,000 for new staff from the acquisition of Higgins and additional branches, combined with an increase in hospitalization expense. Other non-interest expense increased $460,000 due to an increase in the provision for repossessed assets combined with general increases in operating expenses such as supplies and telephone. Occupancy expenses increased $87,000 due to company expansion. Professional fees increased $68,000 as a result of consulting fees to effectively market the benefits of all subsidiaries of the companies.

Income Taxes. The Company had an income tax provision of $594,000 for the three months ended December 31, 2001, compared to a provision of $522,000 for the three months ended December 31, 2000 resulting in effective tax rates of 31.7%, and 28.8%, respectively. The change in income tax expense was attributable to an increase in income before taxes, as well as, an increase in the effective tax rate as a direct result of the sale of tax-exempt municipal securities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2001, there have been no material changes in the quantative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

     (A)  Exhibits

     3.1  Certificate  of  Incorporation  of  Northeast  Pennsylvania  Financial
          Corp.*

     3.2  Bylaws  (as  amended   effective   December  29,  2000)  of  Northeast
          Pennsylvania Financial Corp.*

     4.0  Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*

     10.1 Standstill Agreement, dated as of November 26, 2001, by and between Northeast Pennsylvania Financial Corp., Jewelcor Management, Inc. and Seymour Holtzman***

     10.2 Registration Rights Agreement, dated as of December 31, 2000, by and among Northeast Pennsylvania Financial Corp., James Clark, James McCann, Joseph Schlitzer and John W. Sink

     11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

     * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

     ** Incorporated herein by reference into this document from the Exhibits to the Form 10-Q as filed on February 14, 2001

     *** Incorporated herein by reference into this document from the Exhibits to the Form 8-K, as filed on November 28, 2001


     (B)  Reports on Form 8-K


On November 28, 2001,  the Company filed a Form 8-K in which it announced  under
Item 5 that it had entered into a standstill agreement with Jewelcor Management, Inc. and Seymour Holtzman. A copy of this agreement was filed by exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          NORTHEAST PENNSYLVANIA
                                          FINANCIAL CORP.


Date:    February 14, 2002                By: /s/ E. Lee Beard
                                          E. Lee Beard
                                          President and Chief Executive
                                          Officer

Date:    February 14, 2002                By: /s/ Patrick J. Owens, Jr.
                                          Patrick J. Owens, Jr.
                                          Treasurer and Chief Financial Officer