Form 10-Q
period 2002-03-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2002-05-14
CIK 1050996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Yes    X           No

       The Registrant had 4,423,530 shares of Common Stock outstanding as of May 14, 2002.

                                                 TABLE OF CONTENTS

Item
No.
---
                                                                                              Page
                                                                                             Number
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

         Consolidated Statements of Financial Condition at
         March 31, 2002 and September 30, 2001                                                  1

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2002 and 2001                                                                2

         Consolidated Statement of Comprehensive Income (Loss) for the Three Months
         Ended March 31, 2002 and 2001                                                          3

         Consolidated Statements of  Operations for the Six Months Ended
         March 31, 2002 and 2001                                                                4

         Consolidated Statements of  Comprehensive Income (Loss) for the Six Months Ended
         March 31, 2002 and 2001                                                                5

         Consolidated Statements of Changes in Equity for the Years Ended September 30,
         2001, 2000 and 1999 and the Six Months Ended March 31, 2002                            6

         Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2002
         and 2001                                                                             7-8

         Notes to Consolidated Financial Statements                                          9-16

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          17-22

Item 3   Quantitative and Qualitative Disclosures about Market Risk                            23

Part II - OTHER INFORMATION

1        Legal Proceedings                                                                     24

2        Changes in Securities and Use of Proceeds                                             24

3        Defaults Upon Senior Securities                                                       24

4        Submission of Matters to a Vote of Security Holders                                   24

5        Other Information                                                                     24

6        Exhibits and Reports on Form 8-K                                                   24-25

Signatures

                                  Northeast Pennsylvania Financial Corp.
                            Consolidated Statements of Financial Condition (unaudited)
                                       March 31, 2002 and September 30, 2001
                                                  (in thousands)

                                                                               March 31,      September 30,
                                                                                 2002             2001
                                                                                 ----             ----
                               Assets

Cash and cash equivalents                                                       $21,802           $9,060
Securities available-for-sale                                                   287,419          243,648
Securities held-to-maturity (estimated fair value of $3,474 at March
    2002 and $17,819 at September 2001)                                           3,652           17,842
Loans (less allowance for loan losses of $5,037 for March 2002 and
    $4,497 for September 2001)                                                  498,987          498,151
Accrued interest receivable                                                       7,211            6,892
Assets acquired through foreclosure                                                 448              390
Property and equipment, net                                                      12,755           12,165
Goodwill                                                                          3,657            3,032
Intangible Assets                                                                 9,299            9,280
Other assets                                                                      6,708            8,370
                                                                                  -----            -----
     Total assets                                                              $851,938         $808,830
                                                                               ========         ========

                       Liabilities and Equity

Deposits                                                                       $564,752        $ 515,735
Federal Home Loan Bank advances                                                 208,431          204,441
Other borrowings                                                                  6,640            5,990
Advances from borrowers for taxes and insurance                                   1,015              646
Accrued interest payable                                                          1,854            2,130
Other liabilities                                                                 1,988            4,051
                                                                                  -----            -----

     Total liabilities                                                         $784,680         $732,993
                                                                               --------         --------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                    -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       61,957           62,142
Common stock acquired by stock benefit plans                                    (4,677)          (5,213)
Retained earnings - substantially restricted                                     37,669           36,136
Accumulated other comprehensive income (loss)                                   (1,432)              894
Treasury stock, at cost (2,003,820 shares for March 2002 and
1,533,945 shares for September 2001)                                           (26,323)         (18,186)
                                                                               --------         --------

     Total equity                                                               $67,258          $75,837
                                                                                -------          -------

            Total liabilities and equity                                       $851,938         $808,830
                                                                               ========         ========

                                      Northeast Pennsylvania Financial Corp.
                                 Consolidated Statements of Operations (unaudited)
                                For the Three Months Ended March 31, 2002 and 2001
                                       (in thousands, except per share data)

                                                                                For the Three months ended
                                                                                        March 31,
Interest Income:                                                                2002             2001
                                                                                ----             ----

  Loans                                                                        $9,912             $9,748
  Mortgage-related securities                                                   2,172              1,590
  Investment securities:
     Taxable                                                                    1,491              1,746
    Non-taxable                                                                   233                456
                                                                                  ---                ---
     Total interest income                                                     13,808             13,540

Interest Expense:
  Deposits                                                                      4,250              5,136
  Federal Home Loan Bank advances and other                                     2,938              2,900
                                                                                -----              -----
    Total interest expense                                                      7,188              8,036

Net interest income                                                             6,620              5,504

Provision for loan losses                                                         290                264
                                                                                  ---                ---

Net interest income after provision for loan losses                             6,330              5,240

Non-interest Income:
  Service charges and other fees                                                  494                403
   Insurance premium income                                                       724                488
   Trust fee income                                                               195                132
   Other income (expense)                                                         105                (7)
   Gain (loss) on sale of:
     Real estate owned                                                           (11)                  9
     Loans                                                                         87                 19
    Available-for-sale securities                                                  23                132
                                                                                   --                ---
      Total non-interest income                                                 1,617              1,176

Non-interest Expense:
  Salaries and net employee benefits                                            3,086              2,575
  Occupancy costs                                                                 752                694
  Amortization of intangibles                                                     234                343
  Data processing                                                                 167                175
  Professional fees                                                               306                162
  Federal Home Loan Bank and other service charges                                245                197
  Other                                                                         1,169                951
                                                                                -----                ---
    Total non-interest expense                                                  5,959              5,097

Income before income taxes                                                      1,988              1,319

Income taxes                                                                      758                296
                                                                                  ---                ---

Net income                                                                     $1,230             $1,023
                                                                               ======             ======

Earnings per share - basic                                                     $0.31              $0.21
                                                                               =====              =====
Earnings per share - diluted                                                   $0.29              $0.21
                                                                               =====              =====

                                      Northeast Pennsylvania Financial Corp.
                        Consolidated Statements of Comprehensive Income (Loss) (unaudited)
                                For the Three Months Ended March 31, 2002 and 2001
                                       (in thousands, except per share data)

                                                                               For the Three Months Ended
                                                                                     March 31,
                                                                                 2002               2001
                                                                                 ----               ----

Net Income                                                                     $1,230             $1,023

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period               $(1,552)            $1,999
    Less:  Reclassification adjustment for gains included in net
      income                                                                       15                 87
                                                                             --------             ------
Other comprehensive income (loss)                                             $(1,567)            $1,912
                                                                             --------             ------
Comprehensive income (loss)                                                     $(337)            $2,935
                                                                             ========             ======

                                      Northeast Pennsylvania Financial Corp.
                                 Consolidated Statements of Operations (unaudited)
                                 For the Six Months Ended March 31, 2002 and 2001
                                       (in thousands, except per share data)
                                                                                 For the Six Months Ended
                                                                                          March 31,
                                                                                   2002                2001
                                                                                   ----                ----

Interest Income:
  Loans                                                                          $19,950             $19,304
  Mortgage-related securities                                                      4,029               2,601
  Investment securities:
     Taxable                                                                       3,058               3,678
    Non-Taxable                                                                      475                 918
                                                                                     ---                 ---
     Total interest income                                                        27,512              26,501

Interest Expense:
  Deposits                                                                         8,654              10,359
  Federal Home Loan Bank advances and other                                        5,845               5,419
                                                                                   -----               -----
    Total interest expense                                                        14,499              15,778

Net interest income                                                               13,013              10,723

Provision for loan losses                                                            677                 264
                                                                                     ---                 ---

Net interest income after provision for loan losses                               12,336              10,459

Non-interest Income:
  Service charges and other fees                                                   1,003                 768
  Insurance premium income                                                         1,443                 565
  Trust fee income                                                                   348                 270
  Other income (expense)                                                             186                (95)
  Gain (loss) on the sale of:
     Real estate owned                                                              (21)                   5
     Loans                                                                           239                 497
     Available-for-sale securities                                                  (11)                (51)
                                                                                    ----                ----
     Total non-interest income                                                     3,187               1,959

Non-interest Expense:
  Salaries and net employee benefits                                               6,070               4,686
  Occupancy costs                                                                  1,417               1,272
  Amortization of intangibles                                                        513                 535
  Data processing                                                                    332                 345
  Professional fees                                                                  571                 360
  Federal Home Loan Bank and other service charges                                   483                 378
  Other                                                                            2,277               1,709
                                                                                   -----               -----
    Total non-interest expense                                                    11,663               9,285

Income before income taxes                                                         3,860               3,133

Income taxes                                                                       1,352                 818
                                                                                   -----                 ---

Net income                                                                        $2,508              $2,315
                                                                                  ======              ======

Earnings per share - basic                                                         $0.59               $0.49
                                                                                   =====               =====
Earnings per share - diluted                                                       $0.56               $0.47
                                                                                   =====               =====

                                      Northeast Pennsylvania Financial Corp.
                         Consolidated Statement of Comprehensive Income (Loss) (unaudited)
                                 For the Six Months Ended March 31, 2002 and 2001
                                                  (in thousands)

                                                                                 For the Six Months Ended
                                                                                       March 31,
                                                                                 2002               2001
                                                                                 ----               ----

Net Income                                                                      $2,508             $2,315
                                                                              ========           ========

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the period                $(2,333)            $3,627
    Less:  Reclassification adjustment for losses included in
      net income                                                                    (7)               (34)
                                                                              --------           --------
Other comprehensive income (loss)                                              $(2,326)            $3,661
                                                                              --------           --------
Comprehensive income                                                              $182             $5,976
                                                                              ========           ========

                                      Northeast Pennsylvania Financial Corp.
                             Consolidated Statements of Changes in Equity (unaudited)
                           For the Three Years Ended September 30, 2001, 2000 and 1999
                                     and the Six Months Ended March 31, 2002
                                                  (in thousands)

                                                             Common Stock               Accumulated
                                                Additional   Acquired by                  Other
                                      Common       Paid      Stock benefit  Retained   Comprehensive    Treasury     Total
                                       Stock    In Capital      Plans       Earnings   Income (loss)      Stock     Equity
                                       -----    ----------      -----       --------   -------------      -----     ------

Balance, September 30, 1998       $       64     $ 62,083     $ (4,799)     $ 27,208     $   2,878        $ -     $ 87,434

Unearned stock awards                                           (3,312)                                             (3,312)
ESOP shares committed to be released                   77          557                                                 634
Stock awards                                          (41)         488                                                 447
Net changes in gains (losses) on
securities available for sale, net of tax                                                   (5,752)                 (5,752)
Treasury stock at cost, (626,667 shares)                                                                (7,585)     (7,585)
Cash dividend paid                                                              (955)                                 (955)
Net income                                                                     4,565                                 4,565
                                    --------     --------     --------      --------      --------    --------    --------
Balance, September 30, 1999       $       64     $ 62,119     $ (7,066)     $ 30,818    $   (2,874)  $  (7,585)   $ 75,476

ESOP shares committed to be released                   89          328                                                 417
Stock awards                                          (44)         517                                                 473
Net changes in (losses) on
securities available for sale, net of tax                                                     (837)                   (837)
Treasury stock at cost, (507,534 shares)                                                                (4,943)     (4,943)
Cash dividend paid                                                            (1,547)                               (1,547)
Net income                                                                     3,936                                 3,936
                                    --------     --------     --------      --------      --------    --------    --------
Balance, September 30, 2000       $       64     $ 62,164     $ (6,221)     $ 33,207   $   (3,711)  $  (12,528)   $ 72,975

ESOP shares committed to be released                  105          443                                                 548
Stock awards                                          (49)         565                                                 516
Stock options exercised (32,808 shares)              (204)                                                 391         187
Net changes in gains on
securities available for sale, net of tax                                                    4,605                   4,605
Treasury stock at cost (647,604 shares)                                                                 (8,423)     (8,423)
Acquisition of Higgins Insurance
Agency (215,052 shares)                               126                                                2,374       2,500
Cash dividend paid                                                            (1,878)                               (1,878)
Net income                                                                     4,807                                 4,807
                                    --------     --------     --------      --------      --------    --------    --------
Balance, September 30, 2001       $       64     $ 62,142     $ (5,213)     $ 36,136       $   894  $  (18,186)   $ 75,837

ESOP shares committed to be released                  199          257                                                 456
Stock awards                                          (24)         279                                                 255
Stock options exercised (29,114 shares)              (360)                                                 710         350
Treasury stock reissuance (6,568 shares)                                                                    85          85
Net changes in gains on
securities available for sale, net of tax                                                   (2,326)                 (2,326)
Treasury stock at cost (505,557 shares)                                                                 (8,932)     (8,932)
Cash dividend paid                                                              (975)                                 (975)
Net income                                                                     2,508                                 2,508
                                    --------     --------     --------      --------      --------    --------    --------
Balance, March 31, 2002            $      64     $ 61,957     $ (4,677)     $ 37,669     $ (1,432)   $ (26,323)   $ 67,258

                                      Northeast Pennsylvania Financial Corp.
                                 Consolidated Statements of Cash Flows (unaudited)
                                 For the Six Months Ended March 31, 2002 and 2001
                                                    (in thousands)
                                                                                           For the Six Months Ended
                                                                                                   March 31,
                                                                                             2002            2001
                                                                                             ----            ----
Operating Activities:
Net Income                                                                                 $2,508          $ 2,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Provision for REO loss                                                                      581              203
  Provision for loan losses                                                                   677              264
  Depreciation                                                                                718              687
  Amortization of intangibles                                                                 513              535
  Deferred income tax provision                                                             3,105            2,828
  ESOP expense                                                                                456              301
  Stock award expense                                                                         255              208
  Amortization and accretion on:
     Held-to-maturity securities                                                               (9)              (3)
     Available-for-sale securities                                                            281             (358)
  Amortization of deferred loan fees                                                         (301)            (204)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                       21               (5)
     Loans                                                                                   (239)            (497)
     Available-for-sale securities                                                             11               51
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                                  (319)          (1,103)
    Increase in other assets                                                               (1,293)         (14,972)
    Decrease in accrued interest payable                                                     (276)            (904)
    Decrease in accrued income taxes payable                                               (2,089)            (807)
    Increase in other liabilities                                                              26            2,064
                                                                                         ---------        ---------
      Net cash provided by (used in) operating activities                                  $4,626         $ (9,397)

Investing Activities:
Net increase in loans                                                                    $(13,179)       $ (73,660)
Net proceeds received from acquisition of Schuylkill Savings and Loan Association             161
Proceeds from sale of:
  Available-for-sale securities                                                            16,787           48,811
   Held to maturity securities                                                                  -            3,983
  Assets acquired through foreclosure                                                         522              158
  Loans                                                                                    11,024            1,916
Proceeds from repayments of held-to-maturity securities                                    14,199                -
Proceeds from repayments of available-for-sale securities                                  36,759            8,445
Purchase of:
  Held-to-maturity securities                                                                   -          (6,454)
  Available-for-sale securities                                                          (101,153)         (93,929)
  Office properties and equipment                                                          (1,308)          (2,608)
  Federal Home Loan Bank stock                                                               (250)         (11,000)
                                                                                         ---------        ---------

Net cash used in investing activities                                                    $(36,438)      $ (124,338)

Financing Activities:
  Net increase in deposit accounts                                                        $49,017         $ 61,665
  Net increase (decrease) in Federal Home Loan Bank short-term advances                    (6,000)           4,500
  Borrowings of Federal Home Loan Bank long-term advances                                  10,000          110,000
  Repayments of Federal Home Loan Bank long-term advances                                     (10)         (41,010)
  Net increase in advances from borrowers for taxes and insurance                             369              513

                                      Northeast Pennsylvania Financial Corp.
                                 Consolidated Statements of Cash Flows (unaudited)
                                 For the Six Months Ended March 31, 2002 and 2001
                                                  (in thousands)

                                                                                         For the Six Months Ended
                                                                                          March 31,

                                                                                             2002        2001
                                                                                             ----        ----

     Net increase in other borrowings                                                         650           3,622
     Purchase of treasury stock                                                            (8,932)         (2,569)
      Stock issued for the purchase of Higgins Insurance Associates, Inc.                      85           2,500
     Stock options exercised                                                                  350             187
     Cash dividend on common stock                                                          (975)            (903)
                                                                                        ---------        ---------

     Net cash provided by financing activities                                            $44,554        $138,505

Increase in cash and cash equivalents                                                      12,742           4,770

Cash and cash equivalents, beginning of year                                                9,060           6,295
                                                                                        ---------        ---------

Cash and cash equivalents, end of year                                                    $21,802         $11,065
                                                                                        =========        =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                             $14,775         $16,682
                                                                                        =========        =========
     Income taxes                                                                            $324            $535
                                                                                        =========        =========
Supplemental disclosure - non-cash and financing information:
  Transfer from loans to real estate owned                                                 $1,181            $827
                                                                                        =========        =========
   Net change in unrealized losses on securities
    available-for-sale, net of tax                                                         $2,326          $5,967
                                                                                        =========        =========

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

  Summary of Significant Accounting Policies

  Basis of Financial Statements Presentation

  The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the period ended September 30, 2001. The results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

  Principles of Consolidation and Presentation

  The accompanying financial statements of the Company include the accounts of First Federal Bank (the "Bank"), Northeast Pennsylvania Trust Co. ("Trust Co."), Abstractors, Inc., Higgins Insurance Agency ("Higgins") and FIDACO, Inc. The Bank, the Trust Co., Abstractors, and Higgins are wholly-owned subsidiaries of the Company. The Trust Co. offers trust, estate and asset management services and products. Abstractors, Inc. is a title insurance agency. Higgins provides insurance and investment products to individuals and businesses. FIDACO, Inc. is an inactive subsidiary of First Federal Bank and its only major asset is an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

  The Company follows accounting principles and reporting practices which are in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly form those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to determination of the allowance for loan losses, the evaluation of deferred taxes and the evaluation of other than temporary impairment for certain investments.

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

  Earnings per Share

  The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                        Three months ended                  Six months ended
                                                           March 31,                          March 31,
                                                      2002            2001             2002             2001
                                                      ----            ----             ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Basic:
       Net Income                                   $1,230             $1,023           $2,508            $2,315
                                                    ======             ======           ======            ======

       Weighted average shares outstanding
                                                 3,811,299          4,648,655        4,016,884         4,587,369
       Plus:  ESOP shares released or
         committed to be released                  212,105            160,684          205,678           154,257
                                                   -------            -------          -------           -------
       Basic weighted-average shares
         outstanding                             4,023,404          4,809,339        4,222,562         4,741,626
                                                 =========          =========        =========         =========

       Earnings per share  - basic                   $0.31              $0.21            $0.59             $0.49
                                                     =====              =====            =====             =====

                                                      Three months ended                  Six months ended
                                                           March 31,                          March 31,
                                                      2002            2001             2002             2001
                                                      ----            ----             ----             ----
                                                                          (unaudited)
                                                         (Dollars in thousands, except per share data)

       Diluted:  (1)

       Net Income                                   $1,230             $1,023           $2,508            $2,315
                                                    ======             ======           ======            ======

       Basic weighted shares outstanding         4,023,404          4,809,339        4,222,562         4,741,626
       Dilutive Instruments:
         Dilutive effect of outstanding
          stock options                            211,577             25,798          199,043             5,213
         Dilutive effect of stock awards            26,114            132,289           26,430           142,871
                                                    ------            -------           ------           -------
       Dilutive Shares Outstanding               4,261,095          4,967,426        4,448,035         4,889,710
                                                 =========          =========        =========         =========

       Earnings per share  - diluted                 $0.29              $0.21            $0.56             $0.47
                                                     =====              =====            =====             =====

  (1) Diluted earnings per share include the dilutive effect of the Company's weighted average stock options/awards outstanding using the Treasury Stock method.

  The Company had 293,062 and 406,006 anti-dilutive common stock options outstanding as of March 31, 2002 and 2001, respectively. These options are not included in the calculations of diluted earnings per share for the periods presented.

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

  In addition to the 16,000,000 authorized shares of Common Stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. As of March 31, 2002, there were no shares of Preferred Stock issued.

  Goodwill and Intangible Asset-Adoption of Statement 142

  In connection with Statement of Financial Accounting Standards ("SFAS") No. 142's (the "Statement") transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company had completed its evaluation and, based on the evaluation of the Bank's operations by an independent third party, there was no indication of transitional impairment losses as of the date of adoption.

As of the date of adoption, the Company had unamortized goodwill in the amount of $3.1 million, which will be subject to the transition provisions of SFAS No.141 and No.142. Amortization expense related to goodwill was $0 and $71,000 for the three months ended March 31, 2002 and 2001, and $0 and $84,000 for the six months ended March 31, 2002 and 2001, respectively.

The following tables represent the effect on net income and earnings per share had goodwill not been amortized:

                                                                         For the Three Months Ended
                                                                                    March 31,
                                                                                2002            2001
                                                                                ----            ----
                                                                                     (unaudited)
                                                                      (Dollars in thousands, except per share data)

       Goodwill amortization (net of tax)                                          -             $(44)

       Net income                                                             $1,230            $1,023

                                                                         For the Three Months Ended
                                                                                    March 31,
                                                                                2002            2001
                                                                                ----            ----
                                                                                     (unaudited)
                                                                      (Dollars in thousands, except per share data)

       Net Income                                                             $1,230            $1,023
                                                                              ======            ======

       Addback:  Goodwill amortization (net of tax)                                -                44
                                                                                                    --
       Adjusted net income                                                    $1,230            $1,067
                                                                              ======            ======

       Basic earnings per share:
         Net income                                                            $0.31             $0.21
         Goodwill amortization                                                     -              0.01
                                                                                   -              ----
         Adjusted net income                                                   $0.31             $0.22
                                                                               =====             =====
       Diluted earnings per share:
         Net income                                                            $0.29             $0.21
         Goodwill amortization                                                     -                 -
                                                                                   -                 -
         Adjusted net income                                                   $0.29             $0.21
                                                                               =====             =====

                                                                            For the Six Months Ended
                                                                                    March 31,
                                                                                2002            2001
                                                                                ----            ----
                                                                                     (unaudited)
                                                                      (Dollars in thousands, except per share data)

       Goodwill amortization (net of tax)                                          -             $(51)

       Net income                                                             $2,508            $2,315

                                                                            For the Six Months Ended
                                                                                    March 31,
                                                                                2002            2001
                                                                                ----            ----
                                                                                     (unaudited)
                                                                      (Dollars in thousands, except per share data)

       Net Income                                                             $2,508            $2,315
                                                                              ======            ======

       Addback:  Goodwill amortization (net of tax)                                -                51
                                                                                                    --
       Adjusted net income                                                    $2,508            $2,366
                                                                              ======            ======

       Basic earnings per share:
         Net income                                                            $0.59             $0.49
         Goodwill amortization                                                     -              0.01
                                                                                   -              ----
         Adjusted net income                                                   $0.59             $0.50
                                                                               =====             =====
       Diluted earnings per share:
         Net income                                                            $0.56             $0.47
         Goodwill amortization                                                     -              0.01
                                                                                   -              ----
         Adjusted net income                                                   $0.56             $0.48
                                                                               =====             =====

During the quarter, the Company acquired amortizable intangible assets with a value of $520,000. These intangible assets will be amortized over a period of 9.1 years. The Company also acquired nonamortizable intangible assets worth $123,000.

                                                          As of March 31, 2002            As of September 30, 2001
                                                                              (in thousands)

                                                    Gross Carrying   Accumulated         Gross Carrying   Accumulated
                                                        Amount      Amortization             Amount      Amortization
                                                        ------      ------------             ------      ------------

  Amortizing intangible assets                        $9,800            $(501)            $13,864            $(1,627)

  Nonamortizing intangible assets                     $3,657                 -                $75                   -

  Aggregate Amortization Expense:
  ------------------------------
  For the six months ended March 31, 2002               $513                 -                                      -
  For the year ended September 30, 2002                                                    $1,151

  Estimated Amortization Expense:
  -------------------------------
  For the year ended September 30, 2002               $1,105                                 $969
  For the year ended September 30, 2003                 $950                                 $840
  For the year ended September 30, 2004                 $830                                 $743
  For the year ended September 30, 2005                 $663                                 $630
  For the year ended September 30, 2006                 $586                                 $569

  Securities

  Securities are summarized as follows (unaudited):

                                                                          MARCH 31, 2002
                                                                          --------------
                                                                            (in thousands)
                                                                          Gross              Gross
                                                     Amortized         Unrealized         Unrealized         Fair
                                                       Cost               Gains             Losses          Value
                                                    ---------------------------------------------------------------

Available-for-sale securities:

   Municipal securities                                $16,247              $-              $(663)          $15,584
   Obligations of U.S. Government agencies              28,812              33               (351)           28,494
   Mortgage-related securities                         177,504           1,172             (1,057)          177,619
   Trust Preferred securities                           13,687               -             (1,922)           11,765
   Corporate Bonds                                      38,676             685               (188)           39,173
                                                    ---------------------------------------------------------------

     Total debt securities                             274,926           1,890             (4,181)          272,635

   FHLB Stock                                           10,471               -                   -           10,471
   Freddie Mac Stock                                     1,939              12                (40)            1,911
   Fannie Mae Stock                                      2,000              10                (95)            1,915
   Other equity securities                                 416              71                   -              487
                                                    ---------------------------------------------------------------
     Total equity securities                            14,826              93               (135)           14,784
                                                    ---------------------------------------------------------------

         Total                                        $289,752          $1,983            $(4,316)         $287,419
                                                      ========          ======            =======          ========

Held-to-maturity securities:

   Municipal securities                                 $3,553              $-              $(178)           $3,375
   Certificates of Deposit                                  99               -                   -               99
                                                            -------------------------------------------------------

         Total                                          $3,652              $-              $(178)           $3,474
                                                        ======              ==              ======           ======

                                                                        SEPTEMBER 30, 2001
                                                                        ------------------
                                                                            (in thousands)

                                                                          Gross              Gross
                                                      Amortized         Unrealized         Unrealized        Fair
                                                        Cost              Gains             Losses          Value
                                                      -------------------------------------------------------------

Available-for-sale securities:

   Municipal securities                                $23,030             $42              $(532)          $22,540
   Obligations of U.S. Government agencies              14,471             134                   -           14,605
   Mortgage-related securities                         136,257           2,294                (84)          138,467
   Trust Preferred securities                           13,701               -             (1,723)           11,978
   Corporate Bonds                                      40,688           1,337                (31)           41,994
                                                        ------           -----                 ---           ------

     Total debt securities                             228,147           3,807             (2,370)          229,584

   FHLB Stock                                           10,222               -                   -           10,222
   Freddie Mac Stock                                     1,613              37                (58)            1,592
   Fannie Mae Stock                                      2,000               4                 (5)            1,999
   Other equity securities                                 206              50                 (5)              251
                                                           ---              --                  --              ---
     Total equity securities                            14,041              91                (68)           14,064

         Total                                        $242,188          $3,898            $(2,438)         $243,648
                                                      ========          ======            ========         ========

Held-to-maturity securities:

   Municipal securities                                 $3,552              $-              $(127)           $3,425
   Obligations of U.S. government agencies              13,992             106                 (2)           14,096
   Certificates of Deposit                                 298               -                   -              298
                                                           ---               -                   -              ---

         Total                                         $17,842            $106              $(129)          $17,819
                                                       =======            ====              ======          =======

  Loans

  Loans are summarized as follows (unaudited):

                                                            March 31, 2002                  September 30, 2001
                                                            ---------------                 ------------------
                                                                            (in thousands)
Real Estate loans:
Residential                                                      $209,856                           $223,159
Commercial                                                         77,037                             62,732
Construction                                                        6,259                             13,690
                                                                    -----                             ------
Total real estate loans                                          $293,152                           $299,581
                                                                 --------                           --------
Consumer Loans:
Home equity loans and lines of credit                             $77,821                            $79,840
Automobile                                                         96,495                             78,307
Education                                                              17                              2,846
Unsecured lines of credit                                           1,935                              1,884
Other                                                              10,426                             10,288
                                                                   ------                             ------
Total consumer loans                                             $186,694                           $173,165
                                                                 --------                           --------
Commercial loans                                                  $25,785                            $31,588
                                                                  -------                            -------
     Total loans                                                 $505,631                           $504,334
     Less:

Allowances for loan losses                                         (5,037)                            (4,497)
Deferred loan origination fees                                     (1,607)                            (1,686)
                                                                  -------                            -------
Total loans, net                                                 $498,987                           $498,151
                                                                 ========                           ========

An allowance is maintained to absorb known and inherent losses in the loan portfolio. The adequacy of the allowance is periodically evaluated by management to maintain the allowance at an appropriate level. The Company charges current earnings with a provision for loan losses to maintain the allowance for loan losses at a level deemed appropriate by management. The allowance for loan losses is also increased by balances acquired through acquisitions and recoveries decreased by charge-offs. In determining the provision, management considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio.

The Company's determination as to the adequacy of the allowance is based on management's evaluation of past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that have occurred that may affect a borrower's ability to repay, the estimated value of underlying collateral, economic conditions and other relevant factors. Management assesses the adequacy of the allowance through a formula allowance, specific allowances for identified problem loans and an unallocated allowance.

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

The activity in the allowance for loan losses is as follows (in thousands) (unaudited):

                                         For the six                                              For the six
                                         months ended             For the year ended             months ended
                                        March 31, 2002            September 30, 2001            March 31, 2001
                                        --------------            ------------------            --------------

Balance, beginning of period                 $4,497                     $4,162                       $4,162
Additional allowance from
 acquisition                                                               817                          817
Charge-offs                                   (220)                    (1,857)                        (116)
Recoveries                                       83                         24                            8
Provision for loan losses                       677                      1,351                          264
                                                ---                      -----                          ---
Balance, end of period                       $5,037                     $4,497                       $5,135
                                             ======                     ======                       ======
  Deposits

Deposits consist of the following major classifications (in thousands) (unaudited):

                                                                      March 31, 2002            September 30, 2001
                                                                      --------------            ------------------

                                                                               Percent                     Percent
                                                                      Amount     of Total          Amount    of Total
                                                                ------------- ------------- -------------- ------------
                                                                ------------- ------------- -------------- ------------
        Savings accounts (passbook, statement, clubs)                $94,909       16.80%         $89,936      17.44%
        Money market accounts                                         53,192        9.42%          40,185       7.79%
        Certificates of deposit less than $100,000                   237,815       42.11%         218,811      42.42%
        Certificates of deposit greater than $100,000(1)              74,335       13.16%          83,682      16.23%
        NOW Accounts                                                  75,261       13.33%          58,829      11.41%
        Non-interest bearing deposits                                 29,240        5.18%          24,292       4.71%
                                                                      ------        -----          ------       -----
        Total deposits at end of period                             $564,752      100.00%        $515,735     100.00%
                                                                    ========      =======        ========     =======

         (1) Deposit balances in excess of $100,000 are not federally insured.

Item 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 10, 2000, the Company acquired Security of Pennsylvania Financial Corp., the holding company for Security Savings Association of Hazleton, a local financial institution. On December 31 2000, the Company acquired Higgins Insurance Agency, a Pottsville based insurance agency, which has been serving customers throughout Schuylkill and Luzerne Counties since 1946. Higgins offers personal, health and commercial insurance.

On January 2, 2002, the Company purchased three banking offices from Schuylkill Savings and Loan Association of Schuylkill Haven, Pa. The Company purchased $11.4 million of loans and assumed $12.8 million of deposits from these offices.

On January 8, 2002, Higgins acquired the DeAndrea Agency which specializes in personal and commercial insurance.

B. Management Strategy

The Bank's operating strategy is that of a community-based financial institution, offering a wide variety of financial products to its retail and business customers. The Bank, while maintaining its focus on residential lending has been concentrating on increasing its consumer, small business and commercial lending. In order to promote long-term financial strength and profitability, the Bank's operating strategy has focused on: (i) meeting the financial needs of its customers through expanded product offerings, improved delivery systems and by taking advantage of technological advances, including the internet; (ii) increasing profitability by emphasizing higher-yielding consumer and commercial loans; (iii) maintaining a strong regulatory capital position; (iv) managing its interest rate risk by emphasizing consumer and commercial loans, in addition to shorter term, adjustable rate, one-to four-family loans, soliciting longer-term deposits and utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB"); and (v) maintaining strong asset quality by utilizing strong underwriting guidelines.

C. Non-Performing Assets and Impaired Loans

The following table presents information regarding the Bank's non-performing loans, real estate owned and other repossessed assets at the dates indicated (dollars in thousands) (unaudited):

                                                                             March 31,               September 30,
                                                                               2002                       2001
                                                                               ----                       ----

Non-performing loans:
 Non-accrual loans plus other impaired loans                                  $4,945                    $4,723
Real estate owned and other repossessed assets                                   448                       390
                                                                                 ---                       ---
     Total non-performing assets                                              $5,393                    $5,113
                                                                              ======                    ======
    Troubled debt restructurings                                                 $57                       $60
    Troubled debt restructurings and total non-performing assets              $5,450                    $5,173
                                                                              ======                    ======

         Total non-performing loans as a percentage of total loans             0.98%                     0.95%
         Total non-performing assets as a percentage of total assets           0.63%                     0.64%

The increase in non-performing assets was primarily the result of additional delinquencies associated with one- to four family mortgage loans due in part to the Schuylkill Savings acquisition.

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

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $309.2 million, or 36.3% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2002, the Bank had $208.4 million in advances outstanding from the FHLB, and had an overall borrowing capacity from the FHLB of $289.4 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At March 31, 2002, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $84.0 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account ("IRA") and KEOGH accounts, which are scheduled to mature in less than one year from March 31, 2002, totaled $198.4 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At March 31, 2002, the Bank had $48.6 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

The primary source of funding for the Company is dividend payments from the Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company's repurchase of its stock and payment of cash dividends. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision.

At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $48.5 million, or 5.8% of total adjusted assets, which is above the required level of $12.6 million, or 1.5%; a core capital level of $48.5 million, or 5.8% of total adjusted assets, which is above the required level of $25.3 million, or 3.0%; and a risk-based capital of $53.6 million, or 10.9% of risk-weighted assets, which is above the required level of $39.5 million, or 8.0%.

At March 31, 2002, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $57.6 million, or 6.8%, of total assets, which approximated the Bank's regulatory tangible capital at that date of 5.8% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations.

E. Comparison of Financial Condition at March 31, 2002 and September 30, 2001

Total assets increased $43.1 million from $808.8 million at September 30, 2001 to $851.9 million at March 31, 2002. The growth was in securities available-for-sale and cash and cash equivalents, offset by a decrease in securities held-to-maturity.

Securities classified as available-for-sale increased $43.8 million, from $243.6 million at September 30, 2001 to $287.4 million at March 31, 2002. The increase was primarily attributable to the purchase of mortgage backed securities funded by deposit growth and utilizing proceeds from the sale of fixed rate mortgage loans. Securities classified as held to maturity decreased $14.2 million due to securities being called.

Net loans increased $836,000 to $499.0 million at March 31, 2002, primarily due to a $18.2 million increase in automobile loans as a result of more participating automobile dealers in our indirect auto lending programs, as well as, continued growth in originations. Commercial real estate loans increased $14.3 million due to increased originations as a result of marketing efforts. Offsetting these increases was a $13.3 million decrease in residential real estate loans due to the $7.5 million sale of these loans. Construction loans decreased $7.4 million due to repayment and construction loans which have matured. Commercial loans decreased $5.8 million primarily as a result of a large loan payoff. Education loans decreased $2.8 million due to the sale of such loans.

Deposits increased $49.0 million from $515.7 million as of September 30, 2001 to $564.7 million at March 31, 2002. The largest increase was in checking accounts, specifically NOW and money market accounts due to continued marketing efforts of such accounts. Contributing to the increase in deposits was a $9.7 million increase in certificates of deposit largely due to the acquisition of deposits from Schuylkill Savings and Loan.

Total equity decreased $8.6 million to $67.3 million at March 31, 2002. This decrease in equity resulted primarily from the purchase of 505,557 shares of the Company's common stock at a cost of $8.9 million. Also contributing to the decline in equity was a $2.3 million decrease in accumulated other comprehensive income as a result of an increase in unrealized losses on securities during the quarter. Offsetting these decreases was the retention of earnings for the quarter.

F. Comparison of Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001

General. The Company had net income of $1.2 million for the three months ended March 31, 2002 and $1.0 million for the three months ended March 31, 2001.

Interest Income. Total interest income increased $268,000 to $13.8 million for the three months ended March 31, 2002. This was primarily due to a $77.2 million, or 10.6%, increase in the average balance of interest earning assets. Specifically, interest income on loans increased $164,000 from $9.7 million for the period ending March 31, 2001 to $9.9 million. This was due mainly to a $28.6 million increase in the average balance of consumer loans. Interest income on mortgage related securities increased $582,000 to $2.2 million for the three months ended March 31, 2002 primarily due to a $71.2 million increase in the average balance of such securities. Interest income on investment securities decreased $478,000 due to a $7.6 million decrease in the average balance as well as a 105 basis point decline in the yield on taxable investment securities, due to the lower interest rate environment.

Interest Expense. Interest expense decreased $848,000, or 10.6%, from $8.0 million for the three months ended March 31, 2001 to $7.2 million for the three months ended March 31, 2002, due primarily to an $886,000 decrease of certificates of deposit interest expense due to a 131 basis point reduction in the rate paid on these accounts. Offsetting this decrease was a $38,000 increase in interest expense on FHLB advances and other borrowings, due to a higher outstanding balance.

Provision for Loan Losses. The Company's provision for loan losses for the three months ended March 31, 2002 was $290,000 compared to $264,000 for the three months ended March 31, 2001. The increase in the provision for loan loss is attributable to increased concentration in commercial and consumer lending. The allowance is maintained at a level that represents management's best estimate of known and inherent estimated losses based upon an evaluation of the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Non-interest Income. Non-interest income increased $441,000, from $1.2 million to $1.6 million, for the three months ended March 31, 2002. The increase in non-interest income was primarily due to a $236,000 increase in insurance premium income from insurance related services. Other income increased $112,000 due to losses recognized in fiscal 2001 from the Company's investment in Builders First Holdings, Inc. and no comparable losses recognized in fiscal 2002. Service charges and other fee income increased $91,000 as a result of higher outstanding balances on deposits and an increase in the volume of transactions. Gain on loans increased $68,000 due to the sale of $3.6 million in mortgage loans during the quarter. Trust fee income increased $63,000 as a result of a larger asset base under management combined with the receipt of estate income. Offsetting these increases was a $109,000 decrease in gain on sale of available-for-sale securities.

Non-interest Expense. Total non-interest expense increased from $5.1 million for the three months ended March 31, 2001 to $6.0 million for the three months ended March 31, 2002. Salaries and employee benefits increased $511,000 as a result of additional employees to staff new lines of business. Other non-interest expense increased $218,000, primarily due to increases in expense for assets acquired through foreclosure and repossession, as well as general increases in operating expenses such as supplies and postage. Professional fees increased $144,000 due to consulting fees associated with a project to create a unifying brand for the Company. Occupancy expense increased $58,000 as a result of company expansion. Amortization expense decreased $109,000 due to the adoption of SFAS No. 142, which discontinues the amortization of goodwill.

Income Taxes. The Company had an income tax provision of $758,000 for the three months ended March 31, 2002, compared to a provision of $296,000 for the three months ended March 31, 2001 reflecting an effective tax rate of 38.1%, and 22.4%, respectively, for those periods. The increase in the effective tax rate is attributable to the decrease in nontaxable income combined with a $60,000 increase in the valuation allowance relating to a deferred tax asset.

G. Comparison of Operating Results for the Six Months ended March 31, 2002 and March 31, 2001.

General. The Company had net income of $2.5 million for the six months ended March 31, 2002 and $2.3 million for the six months ended March 31, 2001.

Interest Income. Total interest income increased $1.0 million, or 3.8%, from $26.5 million for the six months ended March 31, 2001 to $27.5 million for the six months ended March 31, 2002, primarily due to a $90.2 million, or 12.9%, increase in the average balance of interest earning assets. Specifically, interest income on mortgage related securities increased $1.4 million, or 54.9%, due to a $75.4 million increase in the average balance of these securities. Interest income on loans increased $646,000, due to a $28.8 million increase in the average balance of consumer loans, and a $4.6 million increase in the average balance of commercial loans, offset by a $11.0 million decrease in real estate loans. Interest income on investment securities decreased $1.1 million primarily due to a $7.6 million increase in the average balance of such securities.

Interest Expense. Interest expense decreased $1.3 million, or 8.1%, from $15.8 million for the six months ended March 31, 2001 to $14.5 million for the six months ended March 31, 2002, primarily due to a $1.3 million decrease in certificates of deposit interest expense. Interest expense on savings declined $452,000. The decrease in interest expense on deposits was a direct reflection of lower interest rates. Interest expense on FHLB advances and other borrowings increased $429,000 due to a $28.8 million increase in the average balance, offset by a 42 basis point decrease in the average rate.

Provision for Loan Losses. The provision for loan losses increases the allowance for loan losses. The Bank's provision for loan losses for the six months ended March 31, 2002 increased $413,000 compared to the comparable 2001 period. The increase in the provision at March 31, 2002 reflects the Bank's increased concentration in commercial real estate and consumer lending which carries an increased degree of risk compared to one- to four-family lending, as well as an increase in non performing loans and charge offs.

Non-interest Income. The Company experienced a $1.2 million increase in non-interest income from $2.0 million for the six months ended March 31, 2001 to $3.2 million for the six months ended March 31, 2002. The primary reason for this increase was an $878,000 increase in insurance premium income from insurance related services. Other income increased $281,000 due to losses incurred in fiscal 2001 from the Company's investment in Buildersfirst with no comparable losses recognized in fiscal 2002. Service charges and other fees increased $235,000 due to additional branches and a larger customer base.

Non-interest Expense. Total non-interest expense increased $2.4 million, or 25.6%, from $9.3 million to $11.7 million for the six months ended March 31, 2002. The largest increase, $1.4 million, was in salary and net employee benefits expense as a result of new staff and increased hospitalization expense. Other non-interest expense increased $568,000 mainly due to the expenses associated with the repossession and foreclosure of assets and general operating expenses such as supplies and postage. Professional fees increased $211,000 primarily due to consulting fees associated with a project to create a unifying brand for the Company. Occupancy expense increased $145,000 as a result of increases in depreciation, maintenance and rental expenses.

Income Taxes. The Company had income tax expense of $1.4 million for the six months ended March 31, 2002, compared to expense of $818,000 for the six months ended March 31, 2001, reflecting effective tax rates of 35.0%, and 26.1%, respectively. The increase in the effective tax rate was the result of a combination of the decrease in nontaxable income and a $60,000 increase in the valuation allowance relating to a deferred tax asset.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, there have been no material changes to the quantative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

        The Annual Meeting of the Stockholders of the Company was held on January 30, 2002.
        The results of the vote were as follows:

        1.       The following individuals were elected as directors, each for a three-year term:

                                                    VOTES FOR                   VOTES WITHHELD
                                                    ---------                   --------------
                  Barbara M. Ecker                  4,300,255                       27,140

                  R. Peter Haentjens, Jr.           4,298,541                       28,854

                  Joseph Schlitzer                  4,298,854                       28,541

                  William Spear                     4,298,445                       28,950

        2.       The  appointment of KPMG LLP as independent  auditors of Northeast  Pennsylvania
                 Financial  Corp. for the fiscal year ended  September 30, 2002 was ratified by the stockholders by the following vote:

                                               FOR             AGAINST                ABSTAIN
                                            --------------------------------------------------
                                             4,253,744          48,078                25,572
Item 5.	Other information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

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
(B)      Reports on Form 8-K
               None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              NORTHEAST PENNSYLVANIA
                                                              FINANCIAL CORP.

Date:    May 14, 2002                                By: /s/ E. Lee Beard
                                                         -------------------------
                                                         E. Lee Beard
                                                         President and Chief Executive
                                                         Officer

Date:    May 14, 2002                                By: /s/ Patrick J. Owens, Jr.
                                                         -------------------------
                                                         Patrick J. Owens, Jr.
                                                         Treasurer and Chief Financial Officer