Form 10-Q
period 2002-06-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2002-08-14
CIK 1050996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2002

                                                         or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission File Number 0-49952

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

              The Registrant had 4,152,115 shares of Common Stock outstanding as of August 14, 2002.

TABLE OF CONTENTS
Item
No.
---
                                                                                        Page
                                                                                        Number
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

         Consolidated Statements of Financial Condition at
         June 30, 2002 and September 30, 2001                                               1

         Consolidated Statements of Operations for the Three Months Ended
         June 30, 2002 and 2001                                                             2

         Consolidated Statement of Comprehensive Income for the Three
         Months Ended June 30, 2002 and 2001                                                3

         Consolidated Statements of Operations for the Nine Months Ended
         June 30, 2002 and 2001                                                             4

         Consolidated Statement of Comprehensive Income for the Nine
         Months Ended June 30, 2002 and 2001                                                5

         Consolidated Statements of Changes in Equity for the Year Ended
         September 30, 2001and the Nine Months Ended
         June 30, 2002                                                                      6

         Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 2002 and 2001                                                             7

         Notes to Consolidated Financial Statements                                         9

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         23

Item 3   Quantitative and Qualitative Disclosures about Market Risk                        32

Part II  - OTHER INFORMATION

1        Legal Proceedings                                                                 33

2        Changes in Securities and Use of Proceeds                                         33

3        Defaults Upon Senior Securities                                                   33

4        Submission of Matters to a Vote of Security Holders                               33

5        Other Information                                                                 33

6        Exhibits and Reports on Form 8 - K                                             33-34

Signatures

                                                Northeast Pennsylvania Financial Corp.
                                      Consolidated Statements of Financial Condition (unaudited)
                                                 June 30, 2002 and September 30, 2001
                                                            (in thousands)

                                                                                June 30,       September 30,
                                                                                  2002             2001
                                                                                 ----              ----
                               Assets

Cash and cash equivalents                                                        $7,453           $9,060
Securities available-for-sale                                                   334,976          243,648
Securities held-to-maturity (estimated fair value of $3,622 at June
    2002 and $17,819 at September 2001)                                           3,652           17,842
Loans (less allowance for loan losses of $4,884 for June 2002 and
    $4,497 for September 2001)                                                  475,281          498,151
Accrued interest receivable                                                       7,576            6,892
Assets acquired through foreclosure                                                 506              390
Property and equipment, net                                                      12,763           12,165
Goodwill                                                                          3,655            2,957
Intangible Assets                                                                 9,295            9,355
Bank owned life insurance                                                        10,149                -
Other assets                                                                      9,239            8,370
                                                                               --------         --------
     Total assets                                                              $874,545         $808,830
                                                                               ========         ========

                       Liabilities and Equity

Deposits                                                                       $572,047        $ 515,735
Federal Home Loan Bank advances                                                 208,426          204,441
Other borrowings                                                                  7,589            5,990
Trust preferred securities                                                        7,000                0
Advances from borrowers for taxes and insurance                                   1,373              646
Accrued interest payable                                                          2,609            2,130
Other liabilities                                                                 3,838            4,051
                                                                               --------         --------

     Total liabilities                                                         $802,882         $732,993
                                                                               --------         --------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                    -                -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       61,981           62,142
Common stock acquired by stock benefit plans                                    (4,419)          (5,213)
Retained earnings - substantially restricted                                     38,734           36,136
Accumulated other comprehensive income                                            1,655              894
Treasury stock, at cost (2,003,281 shares for June 2002 and
1,533,945 shares for September 2001)                                           (26,352)         (18,186)
                                                                               --------         --------

     Total equity                                                               $71,663          $75,837
                                                                               --------         --------

            Total liabilities and equity                                       $874,545         $808,830
                                                                               ========         ========

See accompanying notes to consolidated financial statements.

                                                 Northeast Pennsylvania Financial Corp.
                                                 Consolidated Statements of Operations
                                     For the Three Months Ended June 30, 2002 and 2001 (unaudited)
                                                 (in thousands, except for share data)

                                                                                For the Three months ended
                                                                                        June 30,
Interest Income:                                                                2002               2001
                                                                              --------           --------
  Loans                                                                        $9,848            $10,144
  Mortgage-related securities                                                   2,232              1,516
  Investment securities:
     Taxable                                                                    1,346              1,780
     Non-taxable                                                                  236                456
                                                                              -------            -------
     Total interest income                                                     13,662             13,896

Interest Expense:
  Deposits                                                                      4,148              4,956
  Federal Home Loan Bank advances and other                                     3,086              2,924
                                                                              -------            -------
     Total interest expense                                                     7,234              7,880

Net interest income                                                             6,428              6,016

Provision for loan losses                                                         726                623
                                                                              -------            -------

Net interest income after provision for loan losses                             5,702              5,393

Non-interest Income:
  Service charges and other fees                                                  499                449
  Insurance premium income                                                        822                739
  Trust fee income                                                                167                136
  Other income (expense)                                                          244                (5)
  Gain (loss) on sale of:
     Real estate owned                                                           (10)                (1)
     Loans                                                                        956                 29
    Available-for-sale securities                                                   4                350
                                                                              -------            -------
      Total non-interest income                                                 2,682              1,697

Non-interest Expense:
  Salaries and net employee benefits                                            3,134              2,714
  Occupancy costs                                                                 752                683
  Data processing                                                                 182                186
  Professional fees                                                               434                283
  Federal Home Loan Bank service charges                                          260                227
  Amortization                                                                    296                326
  Other                                                                           945                764
                                                                              -------            -------
     Total non-interest expense                                                 6,003              5,183

Income before income taxes                                                      2,381              1,907

Income taxes                                                                      830                651
                                                                              -------            -------

Net income                                                                     $1,551             $1,256
                                                                               ======             ======

Earnings per share - basic                                                     $0.39              $0.27
                                                                               =====              =====
Earnings per share - diluted                                                   $0.36              $0.26
                                                                               =====              =====

See accompanying notes to consolidated financial statements.

                                                Northeast Pennsylvania Financial Corp.
                                            Consolidated Statement of Comprehensive Income
                                     For the Three Months Ended June 30, 2002 and 2001 (unaudited)
                                                            (in thousands)

                                                                                    June 30,
                                                                                 2002      2001
                                                                                 ----      ----

Net Income                                                                     $1,551    $1,256
                                                                               ======    ======

Other comprehensive income , net of tax
    Unrealized gains on securities:
    Unrealized holding gains arising during the period                        $3,090      $349
    Less:  Reclassification adjustment for gains included in net income
                                                                                   3       231
                                                                              ------    ------
Other comprehensive income                                                    $3,087    $  118
                                                                              ------    ------
Comprehensive income                                                          $4,638    $1,374
                                                                              ======    ======

See accompanying notes to consolidated financial statements.

                                                Northeast Pennsylvania Financial Corp.
                                                 Consolidated Statements of Operations
                                     For the Nine Months Ended June 30, 2002 and 2001 (unaudited)
                                                 (in thousands, except per share data)

                                                                                 For the Nine Months Ended
                                                                                          June 30,
                                                                                   2002                2001
                                                                                   ----                ----

Interest Income:
  Loans                                                                          $29,798             $29,460
  Mortgage-related securities                                                      6,261               4,104
  Investment securities:
     Taxable                                                                       4,404               5,464
     Non-Taxable                                                                     711               1,374
                                                                                  ------              ------
     Total interest income                                                        41,174              40,402

Interest Expense:
  Deposits                                                                        12,802              15,319
  Federal Home Loan Bank advances and other                                        8,931               8,344
                                                                                  ------              ------
     Total interest expense                                                       21,733              23,663

Net interest income                                                               19,441              16,739

Provision for loan losses                                                          1,969               1,044
                                                                                  ------              ------

Net interest income after provision for loan losses                               17,472              15,695

Non-interest Income:
  Service charges and other fees                                                   1,502               1,216
  Insurance premium income                                                         2,264               1,304
  Trust fee income                                                                   515                 405
  Other income (expense)                                                             430               (101)
  Gain (loss) on the sale of:
     Real estate owned                                                              (30)                   3
     Loans                                                                         1,195                 526
     Available-for-sale securities                                                   (7)                 300
                                                                                  ------              ------
     Total non-interest income                                                     5,869               3,653

Non-interest Expense:
  Salaries and net employee benefits                                               9,203               7,401
  Occupancy costs                                                                  2,169               1,955
  Data processing                                                                    514                 530
  Professional fees                                                                1,129                 754
  Federal Home Loan Bank and other service charges                                   742                 698
  Amortization                                                                       809                 861
  Other                                                                            2,534               2,110
                                                                                  ------              ------
     Total non-interest expense                                                   17,100              14,309

  Income before income taxes                                                       6,241               5,039

  Income taxes                                                                     2,182               1,468
                                                                                  ------              ------

  Net income                                                                      $4,059              $3,571
                                                                                  ======              ======

  Earnings per share - basic                                                       $0.98               $0.75
                                                                                   =====               =====
  Earnings per share - diluted                                                     $0.93               $0.73
                                                                                   =====               =====

See accompanying notes to consolidated financial statements.

                                                Northeast Pennsylvania Financial Corp.
                                            Consolidated Statement of Comprehensive Income
                                     For the Nine Months Ended June 30, 2002 and 2001 (unaudited)
                                                            (in thousands)

                                                                                  For the Nine Months Ended
                                                                                           June 30,
                                                                                    2002                   2001
                                                                                   ------                 ------
Net Income                                                                         $4,059                 $3,571
                                                                                   ======                 ======

Other comprehensive income, net of tax
    Unrealized gains on securities:
    Unrealized holding gains arising during the period                               $756                 $3,977
    Less:  Reclassification adjustment for gains (losses)
      included in net income                                                           (5)                   198
                                                                                   ------                 ------
Other comprehensive income                                                         $  761                 $3,779
                                                                                   ------                 ------
Comprehensive income                                                               $4,820                 $7,350
                                                                                   ======                 ======

See accompanying notes to consolidated financial statements.

                                                Northeast Pennsylvania Financial Corp.
                                       Consolidated Statements of Changes in Equity (unaudited)
                                                 For the Year Ended September 30, 2001
                                                and the Nine Months Ended June 30, 2002
                                                            (in thousands)

                                                                   Common Stock                Accumulated
                                                       Additional   Acquired by                   Other
                                             Common      Paid      Stock benefit     Retained  Comprehensive  Treasury     Total
                                              Stock    In Capital     Plans          Earnings  Income (loss)   Stock      Equity
                                            --------   ----------  -------------     -------   -------------  --------    -------

Balance, September 30, 2000                 $     64    $ 62,164    $ (6,221)        $ 33,207  $ (3,711)     $(12,528)  $ 72,975

ESOP shares committed to be released                         105         443                                                 548
Stock awards                                                 (49)        565                                                 516
Stock options exercised (32,808 shares)                     (204)                                                 391        187
Net changes in gains on
securities available for sale, net of tax                                                         4,605                    4,605
Treasury stock at cost (647,604 shares)                                                                        (8,423)    (8,423)
Acquisition of Higgins Insurance
Agency (215,052 shares)                                      126                                                2,374      2,500
Cash dividend paid                                                                     (1,878)                            (1,878)
Net income                                                                              4,807                              4,807
                                             -------    --------     -------          -------   -------      --------    --------
Balance, September 30, 2001                  $    64    $ 62,142    $ (5,213)        $ 36,136   $   894      $(18,186)  $ 75,837

ESOP shares committed to be released                         233         386                                                 619
Stock awards                                                 (35)        408                                                 373
Stock options exercised (38,713 shares)                     (359)                                                 836        477
Treasury stock reissuance (9,060 shares)                                                                           85         85
Net changes in gains on
securities available for sale, net of tax                                                           761                      761
Treasury stock at cost (505,557 shares)                                                                        (9,087)    (9,087)
Cash dividend paid                                                                     (1,461)                            (1,461)
Net income                                                                              4,059                              4,059
                                             -------    --------     -------          -------   -------      --------    --------
Balance, June 30, 2002                       $    64    $ 61,981    $ (4,419)        $ 38,734   $ 1,655      $(26,352)  $ 71,663

See accompanying notes to consolidated financial statements.

                                                Northeast Pennsylvania Financial Corp.
                                                 Consolidated Statement of Cash Flows
                                     For the Nine Months Ended June 30, 2002 and 2001 (unaudited)
                                                           (in thousands)

                                                                                       For the Nine Months Ended
                                                                                                 June 30,
                                                                                           2002           2001
                                                                                           ----           ----
Operating Activities:
Net Income                                                                               $4,059         $3,571
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
  Provision for foreclosed assets                                                            90             61
  Provision for loan losses                                                               1,969          1,044
  Depreciation                                                                            1,079          1,052
  Amortization                                                                              809            861
  Deferred income tax provision                                                           3,325          2,411
  ESOP expense                                                                              619            414
  Stock award expense                                                                       373            246
  Amortization and (accretion) on:
     Held-to-maturity securities                                                             (9)            (3)
     Available-for-sale securities                                                          519           (392)
  Amortization of deferred loan fees                                                       (439)          (302)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                     30             (3)
     Loans                                                                               (1,195)          (526)
     Available-for-sale securities                                                            7           (300)
  Changes in assets and liabilities:
    Increase in accrued interest receivable                                                (684)        (1,396)
    Increase in other assets                                                             (5,977)       (15,016)
    Increase (decrease) in accrued interest payable                                         479           (908)
    Decrease in accrued income taxes payable                                             (1,502)           (29)
    Increase in other liabilities                                                         1,289          1,796
                                                                                      ---------      ---------

      Net cash provided by (used in) operating activities                                $4,841        $(7,419)

Investing Activities:
Net increase in loans                                                                  $(40,549)      $(84,578)
Proceeds from sale of:
  Available-for-sale securities                                                          16,837         60,005
  Held to maturity securities                                                                 -          8,669
  Assets acquired through foreclosure                                                       775            555
  Loans                                                                                  62,073          5,339
Proceeds from repayments of held-to-maturity securities                                  14,199              -
Proceeds from repayments of available-for-sale securities                                53,484         19,053
Purchase of:
  Held-to-maturity securities                                                                 -         (6,454)
  Available-for-sale securities                                                        (160,628)      (121,037)
  Office properties and equipment                                                        (1,677)        (3,174)
  Federal Home Loan Bank stock                                                             (450)       (11,525)
  Purchase of bank owned life insurance                                                 (10,149)             -
                                                                                      ---------      ---------
Net cash used in investing activities                                                  $(66,085)     $(133,147)

See accompanying notes to consolidated financial statements.

                                                Northeast Pennsylvania Financial Corp.
                                                 Consolidated Statement of Cash Flows
                                     For the Nine Months Ended June 30, 2002 and 2001 (unaudited)
                                                            (in thousands)

Financing Activities
  Net increase in deposit accounts                                                     $56,312            $73,694
  Net (decrease) increase in Federal Home Loan Bank short-term advances                 (6,000)             2,000
  Borrowings of Federal Home Loan Bank long-term advances                               10,000            108,000
  Repayments of Federal Home Loan Bank long-term advances                                  (15)           (41,014)
  Net increase in advances from borrowers for taxes and insurance                          727                696
  Proceeds from issuance trust preferred securities                                      7,000                  -
  Net increase in other borrowings                                                       1,599              3,332
  Purchase of treasury stock                                                            (9,087)            (7,589)
  Stock issued for the purchase of
    Higgins Insurance Associates, Inc.                                                       -              2,500
  Treasury stock reissuance                                                                 85                  -
  Stock options exercised                                                                  477                187
  Cash dividend on common stock                                                         (1,461)            (1,383)
                                                                                       -------            -------

  Net cash provided by financing activities                                            $59,637            140,423

Decrease in cash and cash equivalents                                                   (1,607)              (143)

Cash and cash equivalents, beginning of period                                           9,060              6,295
                                                                                       -------            -------

Cash and cash equivalents, end of period                                                $7,453             $6,152
                                                                                       =======            =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest                                                                          $21,254            $24,572
                                                                                       =======            =======
     Income taxes                                                                         $482               $882
                                                                                       =======            =======
Supplemental disclosure-non-cash information:
  Transfer from loans to real estate owned                                              $1,847             $1,106
                                                                                       =======            =======
  Net change in unrealized gains on securities
     available-for-sale, net of tax                                                       $761             $3,779
                                                                                       =======            =======

See accompanying notes to consolidated financial statements.

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

  Summary of Significant Accounting Policies

  Basis of Financial Statements Presentation

  The accompanying consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report for the period ended September 30, 2001. The results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

  Principles of Consolidation and Presentation

  The accompanying financial statements of the Company include the accounts of First Federal Bank (the "Bank"), Northeast Pennsylvania Trust Co. ("Trust Co."), Abstractors, Inc., Higgins Insurance Agency ("Higgins"), NEP Capital Trust I and FIDACO, Inc. The Bank, the Trust Co., Abstractors, NEP Capital Trust I and Higgins are wholly-owned subsidiaries of the Company. The Trust Co. offers trust, estate and asset management services and products. Abstractors, Inc. is a title insurance agency. Higgins provides insurance and investment products to individuals and businesses. NEP Capital Trust I is a statutory business trust created under the laws of the state of Delaware. FIDACO, Inc. is an inactive subsidiary of the Bank and its only major asset is an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Certain previously disclosed amounts have been reclassified to conform with presentation contained herein.

  The Company follows accounting principles and reporting practices which are in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly form those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to determination of the allowance for loan losses, the evaluation of deferred taxes and the evaluation of other than temporary impairment for certain investments.

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

  Business

  The Company is the holding company for the Bank, the Trust Co., Abstractors, Inc., NEP Capital Trust I and Higgins. The Company through its subsidiaries serves Northeastern and Central Pennsylvania through nineteen full service community banking offices, three financial centers and a loan production office. The Company provides a wide range of financial services to individual, small business and corporate customers. The Company and its subsidiaries are subject to competition from other financial institutions and companies that provide financial services. The Company, the Bank, the Trust Co. and Higgins are subject to the regulations of federal and state agencies and undergo periodic examinations by those regulatory authorities.

  Recent Accounting Developments

  In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, along with rescinding FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amending FASB Statement No. 13, Accounting for Leases. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt, and (3) makes certain other technical corrections.

  The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged.

  The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002.

  Early application of this Statement is encouraged. The Corporation does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

  In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

  Earnings per Share

  The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                  Three months ended                 Nine months ended
                                                     June 30,                          June 30,
                                               2002            2001             2002             2001
                                               ----            ----             ----             ----
                                                                    (unaudited)
                                                   (Dollars in thousands, except per share data)

Basic:
Net Income                                   $1,551             $1,256           $4,059            $3,571
                                             ======             ======           ======            ======

Weighted average shares outstanding
                                          3,791,301          4,561,576        3,937,384         4,578,771
Plus:  ESOP shares released or
  committed to be released                  224,960            173,539          212,105           160,684
                                            -------            -------          -------           -------
Basic weighted-average shares
  outstanding                             4,016,261          4,735,115        4,149,489         4,739,455
                                          =========          =========        =========         =========

Earnings per share  - basic                   $0.39              $0.27            $0.98             $0.75
                                              =====              =====            =====             =====

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

                                                  Three months ended                 Nine months ended
                                                     June 30,                          June 30,
                                               2002            2001             2002             2001
                                               ----            ----             ----             ----
                                                                    (unaudited)
                                                   (Dollars in thousands, except per share data)

Diluted:  (1)

Net Income                                   $1,551             $1,256           $4,059            $3,571
                                             ======             ======           ======            ======

Basic weighted shares outstanding         4,016,261          4,735,115        4,149,489         4,739,455
Dilutive Instruments:
  Dilutive effect of outstanding
   stock options                             26,084             34,327           26,366            14,648
  Dilutive effect of stock awards           213,385            131,405          202,786           139,032
                                            -------            -------          -------           -------
Dilutive Shares Outstanding               4,255,730          4,900,847        4,378,641         4,893,135
                                          =========          =========        =========         =========

Earnings per share  - diluted                 $0.36              $0.26            $0.93             $0.73
                                              =====              =====            =====             =====

  (1) Diluted earnings per share include the dilutive effect of the Company's weighted average stock options/awards outstanding using the Treasury Stock method.

  The Company had 285,462 and 401,869 anti-dilutive common stock options outstanding as of June 30, 2002 and 2001, respectively. In accordance with the treasury stock method, these options are not included in the calculations of diluted earnings per share for the periods presented.

  Conversion to Stock Form of Ownership

  The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on December 16, 1997 in connection with the Bank’s conversion from the mutual to stock form of ownership (the “Conversion”). On March 31, 1998, the Company issued its common stock, par value $.01 per share (the “Common Stock”).

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

  The Company may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements, including reducing the Bank’s regulatory capital below the amount in the liquidation account.

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

  In addition to the 16,000,000 authorized shares of Common Stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share (the “Preferred Stock”). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. As of June 30, 2002, there were no shares of Preferred Stock issued.

  Goodwill and Intangible Asset-Adoption of Statement 142

  Statement of Financial Accounting Standards (“SFAS”) No. 142‘s (the “Statement”) transitional goodwill impairment evaluation, requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings. The Company has completed its evaluation and, based on the evaluation of the Company’s operations by an independent third party, there was no indication of transitional impairment losses as of the date of adoption.

  As of the date of adoption, the Company had unamortized goodwill in the amount of $3.1 million, which will be subject to the transition provisions of SFAS No.141 and No.142. Amortization expense related to goodwill was $0 and $58,000 for the three months ended June 30, 2002 and 2001, and $0 and $141,000 for the nine months ended June 30, 2002 and 2001, respectively.

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

  The following tables represent the effect on net income and earnings per share had goodwill not been amortized:

                                                                         For the Three Months Ended
                                                                                    June 30,
                                                                          2002           2001
                                                                          ----           ----
                                                                               (unaudited)
                                                                (Dollars in thousands, except per share data)

Goodwill amortization (net of tax)                                           -            $(35)

Net income                                                              $1,551           $1,256
                                                                        ======           ======

                                                                         For the Three Months Ended
                                                                                    June 30,
                                                                           2002           2001
                                                                           ----           ----
                                                                                (unaudited)
                                                                 (Dollars in thousands, except per share data)

  Net Income                                                             $1,551           $1,256
                                                                         ======           ======

  Addback:  Goodwill amortization (net of tax)                                -               35
                                                                                              --
  Adjusted net income                                                    $1,551           $1,291
                                                                         ======           ======

  Basic earnings per share:
    Net income                                                            $0.39            $0.27
                                                                          -----            -----
    Goodwill amortization                                                     -                -
                                                                              -                -
    Adjusted net income                                                   $0.39            $0.27
                                                                          =====            =====
  Diluted earnings per share:
    Net income                                                            $0.36            $0.26
    Goodwill amortization                                                     -                -
                                                                              -                -
    Adjusted net income                                                   $0.36            $0.26
                                                                          =====            =====

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

                                                                        For the Nine Months Ended
                                                                              June 30,
                                                                          2002           2001
                                                                          ----           ----
                                                                               (unaudited)
                                                                (Dollars in thousands, except per share data)

Goodwill amortization (net of tax)                                           -            $(87)

Net income                                                              $4,059           $3,571
                                                                        ======           ======

                                                                         For the Nine Months Ended
                                                                                June 30,
                                                                          2002           2001
                                                                          ----           ----
                                                                               (unaudited)
                                                                (Dollars in thousands, except per share data)

Net Income                                                              $4,059           $3,571
                                                                        ======           ======

Addback:  Goodwill amortization (net of tax)                                 -               87
                                                                             -               --
Adjusted net income                                                     $4,059           $3,658
                                                                        ======           ======

Basic earnings per share:
  Net income                                                             $0.98            $0.75
  Goodwill amortization                                                      -             0.02
                                                                             -             ----
  Adjusted net income                                                    $0.98            $0.77
                                                                         =====            =====
Diluted earnings per share:
  Net income                                                             $0.93            $0.73
  Goodwill amortization                                                      -             0.02
                                                                             -            -----
  Adjusted net income                                                    $0.93            $0.75
                                                                         =====            =====

  During fiscal 2002, the Company purchased three banking offices from Schyulkill Savings and Loan Association of Schyulkill Haven, PA. Also during fiscal 2002, Higgins acquired the DeAndrea Agency which specializes in personal and commercial insurance. These acquisitions resulted in the Company recognizing an amortizable intangible asset with a value of $489,000. The Company also recognized an amortizable intangible asset with a value of $220,000 relating to the issuance of trust preferred securities.

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

                                                     Gross Carrying      Accumulated    Gross Carrying    Accumulated
                                                         Amount         Amortization        Amount       Amortization
                                                         ------         ------------        ------       ------------

Amortizing Goodwill                                          -                 -           $ 3,240            $(283)

Nonamortizing Goodwill                                   $3,938            $(283)              -                  -

Amortizing Intangibles:
CDI                                                     $10,878         $ (2,047)          $10,623          $(1,343)
Other                                                       454              (65)              -                  -

Nonamortizing intangibles                               $    75                -               $75                -

Aggregate Amortization Expense:
For the nine months ended June 30, 2002                    $809
For the year ended September 30, 2001                                                       $1,151

Estimated Amortization Expense:
For the year ended September 30, 2002                    $1,089                -              $969                -
For the year ended September 30, 2003                    $1,006                               $840
For the year ended September 30, 2004                      $874                               $743
For the year ended September 30, 2005                      $739                               $630
For the year ended September 30, 2006                      $641                               $569

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

  Securities

  Securities are summarized as follows (unaudited):

                                                                               JUNE 30, 2002
                                                                          ----------------
                                                                            (in thousands)
                                                                        Gross               Gross
                                                      Amortized      Unrealized           Unrealized         Fair
                                                        Cost            Gains               Losses           Value
                                                      ---------      ----------           ----------        --------

Available-for-sale securities:

   Municipal securities                                $16,246             $29              $(125)          $16,150
   Obligations of U.S. Government agencies              27,780             347                  -            28,127
   Mortgage-related securities                         219,688           2,768               (240)          222,216
   Trust Preferred securities                           13,681              32             (1,525)           12,188
   Corporate Bonds                                      37,638           1,346                 (3)           38,981
                                                      ---------      ----------           ----------        --------

     Total debt securities                             315,033           4,522             (1,893)          317,662
                                                      ---------      ----------           ----------        --------

   FHLB Stock                                          $10,621              $-                 $-           $10,621
   Freddie Mac Stock                                     2,241              68               (125)            2,184
   Fannie Mae Stock                                      2,000              55               (105)            1,950
   Other equity securities                               2,447             167                (55)            2,559
                                                      ---------      ----------           ----------        --------
   Total equity securities                              17,309             290               (285)           17,314
                                                      ---------      ----------           ----------        --------

         Total                                        $332,342          $4,812            $(2,178)         $334,976
                                                      =========      ==========           ==========       =========

Held-to-maturity securities:

   Municipal securities                                 $3,553               -               $(30)           $3,523
   Certificates of Deposit                                  99               -                   -               99
                                                      ---------      ----------           ----------        --------

         Total                                          $3,652          $    -               $(30)           $3,622
                                                      =========      ==========           ==========       =========

                                                                        SEPTEMBER 30, 2001
                                                                        ------------------
                                                                            (in thousands)

                                                                        Gross               Gross
                                                      Amortized      Unrealized           Unrealized         Fair
                                                        Cost            Gains               Losses           Value
                                                      ---------      ----------           ----------        --------

Available-for-sale securities:

   Municipal securities                                $23,030             $42              $(532)          $22,540
   Obligations of U.S. Government agencies              14,471             134                   -           14,605
   Mortgage-related securities                         136,257           2,294                (84)          138,467
   Trust Preferred securities                           13,701               -             (1,723)           11,978
   Corporate Bonds                                      40,688           1,337                (31)           41,994
                                                      ---------      ----------           ----------        --------

     Total debt securities                             228,147           3,807             (2,370)          229,584

   FHLB Stock                                           10,222               -                   -           10,222
   Freddie Mac Stock                                     1,613              37                (58)            1,592
   Fannie Mae Stock                                      2,000               4                 (5)            1,999
   Other equity securities                                 206              50                 (5)              251
                                                      ---------      ----------           ----------        --------
     Total equity securities                            14,041              91                (68)           14,064

         Total                                        $242,188          $3,898            $(2,438)         $243,648
                                                      =========      ==========           ==========       =========

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

  Held-to-maturity securities:

   Municipal securities                                 $3,552              $-              $(127)           $3,425
   Obligations of U.S. government agencies              13,992             106                 (2)           14,096
   Certificates of Deposit                                 298               -                   -              298
                                                      ---------      ----------           ----------        --------

         Total                                         $17,842            $106              $(129)          $17,819
                                                      =========      ==========           ==========       =========

  Loans

Loans are summarized as follows (unaudited):

                                                            June 30, 2002                   September 30, 2001
                                                            --------------                  ------------------
                                                                            (in thousands)
Real Estate loans:
     Residential                                                 $209,060                           $223,159
     Commercial                                                    81,957                             62,732
     Construction                                                   5,174                             13,690
                                                                 --------                           ---------
     Total real estate loans                                     $296,191                           $299,581
                                                                 --------                           --------
Consumer Loans:
     Home equity loans and lines of credit                        $78,719                            $79,840
     Automobile                                                    63,734                             78,307
     Education                                                          -                              2,846
     Unsecured lines of credit                                      2,080                              1,884
     Other                                                         10,503                             10,288
                                                                 --------                           ---------
     Total consumer loans                                        $155,036                           $173,165
                                                                 --------                           ---------
Commercial loans                                                  $30,493                            $31,588
                                                                 --------                           ---------
     Total loans                                                 $481,720                           $504,334
     Less:
     Allowances for loan losses                                   (4,884)                            (4,497)
     Deferred loan origination fees                               (1,555)                            (1,686)
                                                                 --------                           ---------
Total loans, net                                                 $475,281                           $498,151
                                                                 ========                           ========

The allowance is maintained at a level that represents management’s best estimate of known and inherent estimated losses based upon an evaluation of the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are credited to the allowance. Management’s evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

The Company’s determination of the allowance is based on management’s evaluation of past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that have occurred that may affect a borrower’s ability to repay, the estimated value of underlying collateral, economic conditions and other relevant factors. Management determines the allowance through a formula allowance, specific allowances for identified problem loans and an unallocated allowance.

The formula allowance element gives consideration to historical losses and the current composition of the loan portfolios. The formula allowance is determined by applying loss factors against all non-impaired loans.

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

The activity in the allowance for loan losses is as follows (in thousands) (unaudited):

                                         For the nine                                            For the nine
                                         months ended             For the year ended             months ended
                                        June 30, 2002             September 30, 2001             June 30, 2001
                                        -------------             ------------------             -------------

Balance, beginning of period                 $4,497                     $4,162                       $4,162
Additional allowance from
 acquisition                                      -                        817                          817
Charge-offs                                  (1,686)                    (1,857)                      (1,782)
Recoveries                                      104                         24                           16
Provision for loan losses                     1,969                      1,351                        1,044
                                              -----                      -----                        -----
Balance, end of period                       $4,884                     $4,497                       $4,257
                                             ======                     ======                       ======

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

  Deposits

  Deposits consist of the following major classifications (in thousands) (unaudited):

                                                               June 30, 2002            September 30, 2001
                                                               -------------            ------------------

                                                                        Percent                    Percent
                                                               Amount     of Total         Amount    of Total
                                                         ------------- ------------- ------------- ------------
                                                         ------------- ------------- ------------- ------------
Savings accounts (passbook, statement, clubs)                 $96,829       16.93%        $89,936      17.44%
Money market accounts                                          70,464       12.32%         40,185       7.79%
Certificates of deposit less than $100,000                    230,101       40.22%        218,811      42.42%
Certificates of deposit greater than $100,000(1)               69,869       12.21%         83,682      16.23%
NOW Accounts                                                   74,862       13.09%         58,829      11.41%
Non-interest bearing deposits                                  29,922        5.23%         24,292       4.71%
                                                               ------        -----         ------       -----
Total deposits at end of period                              $572,047      100.00%       $515,735     100.00%
                                                             ========      =======       ========     =======

(1)      Deposit balances in excess of $100,000 are not federally insured.

  Corporation Obligated Floating Rate Trust Preferred Securities

  On March 25, 2002, the Company sponsored the creation of NEP Capital Trust I, a Delaware statutory business trust. The company is the owner of all of the common securities of the Trust. On April 10, 2002, the Trust issued $7.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the company’s $217,000 capital contribution for the Trust’s common securities, were used to acquire $7.2 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11.00% is effective through April 22, 2007. The Company has, through the Trust agreement establishing the Trust, the guarantee agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust’s obligations under the capital securities.

  A summary of the Trust securities issued and outstanding follows:

                                            Amount
                                       Outstanding at
                                                                                               Distribution
                                    June 30,               Prepayment                            Payment
Name                     2002           2001       Rate    Option Date           Maturity        Frequency
-----                    ------------------------------    -----------           --------        ---------
NEP Capital Trust I     $7,000,000       -         6.02%  April 22, 2007       April 22, 2032    Semi-annually

  In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after

  Northeast Pennsylvania Financial Corp.
  Notes to Consolidated Financial Statements (unaudited)

  April 22, 2007. The Debentures are also subject to redemption prior to April 22, 2007 after the occurrence of certain events that would either have a negative tax effect on the Trust or the Company or would result in the trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

  Loan Sale

In June 2002, the Bank sold loan receivables through a securitization transaction. In the transaction, auto loan receivables were transferred to an independent trust (the “Trust”) that issued certificates representing ownership interests in the Trust, primarily to institutional investors. Although the Bank continues to service the underlying accounts and maintain the customer relationships, this transaction is treated as a sale for financial reporting purposes to the extent of the investors’ interest in the Trust. Accordingly, the receivables associated with the investors’ interests are not reflected on the balance sheet. In connection with this transaction, the bank enhanced the credit protection of the certificateholders by funding a cash reserve account.

A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. Liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets are initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

Due to prepayment risk, the retained interest is measured like available-for-sale securities. Accordingly, the retained interest is reported at fair value, which at June 30, 2002, approximates the net carrying amount of such assets. Unrealized holding gains or losses on the retained interest, if any, are excluded from earnings and reported, net of taxes, as a separate component of shareholders’ equity, except that, if a decline in fair value is judged to be other than temporary, such a decline is accounted for as a realized loss and is presented as a reduction of securitization income in the accompanying statement of operations.

The Bank estimates the fair value of the retained interest at the date of the transfer and during the period of the transaction based on a discounted cash flow analysis. The Corporation receives annual servicing fees based on the loan balances outstanding and rights to future cash flows arising after investors in the securitization trust have received their contractual return and after certain administrative costs of operating the trust. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

The key assumptions used in measuring the fair value of the retained interest and cash collateral account for the transaction is shown in the following table:

Retained interest
     Prepayment speed (ABS)                                                         1.5%
     Expected default rate                                                          1.5%
     Discount rate                                                                   18%
     Weighted average life of underlying automobile
          loans                                                               1.45 years

In connection with this June 2002 transaction, the Bank recorded a pre-tax gain on the sale of auto loans of $854,000. The Bank has recognized a retained interest related to the loan sale, which, in aggregate, totaled $2.9 million at June 30, 2002. The retained interest and the cash reserve accounts are subject to liens by the providers of the credit enhancement facilities for the securitizations.

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

                                                                                June 30, 2002
                                                                                -------------
                                                                           (dollars in thousands)

Fair value of retained interest                                                $   2,869

Weighted-average repayment rate assumption:
               Pre-tax decrease to earnings due to a 10% adverse change        $     142
               Pre-tax decrease to earnings due to a 20% adverse change        $     282

Weighted-average expected default rate:
              Pre-tax decrease to earnings due to a 10% adverse change         $     114
              Pre-tax decrease to earnings due to a 20% adverse change         $     225

Weighted-average discount rate:
              Pre-tax decrease to earnings due to a 10% adverse change         $      92
              Pre-tax decrease to earnings due to a 20% adverse change         $     175

As of June 30, 2002, the weighted-average life (in years) of the underlying auto loans in the Trust was 1.45 years. The terms of the transaction includes provisions related to the performance of the underlying receivables and other specific conditions that could result in an early payout of invested amounts to the certificateholders.

Changes in fair value based on a 10 percent adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. Realistically, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Item 2.              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Reform Act of 1995 and is including this statement for purposes of such safe harbor provisions. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake – and specifically disclaims any obligation – to publicly revise any forward – looking statements to reflect events or circumstances after the date of the statements to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy; and Section D, Liquidity and Capital Resources.

A.              General

The Company transacts business primarily through the Bank and to a lesser extent its other subsidiaries. The Bank’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios (interest income) and its cost of funds, consisting of the interest paid on deposits and borrowings (interest expense). Results of operations are also affected by the Bank’s provision for loan losses, loan and security sales, service charges, other fee income, insurance premium income and non-interest expense. The Bank’s non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, professional fees, data processing, amortization and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

On November 10, 2000, the Company acquired Security of Pennsylvania Financial Corp., the holding company for Security Savings Association of Hazleton, a local financial institution. On December 31, 2000, the Company acquired Higgins Insurance Agency, a Pottsville based insurance agency, which has been serving customers throughout Schuylkill and Luzerne Counties since 1946. Higgins offers personal, health and commercial insurance.

On January 2, 2002, the Company purchased three banking offices from Schuylkill Savings and Loan Association of Schuylkill Haven, Pa. The Company purchased $11.4 million of loans and assumed $12.8 million of deposits from these offices.

On January 8, 2002, Higgins acquired the DeAndrea Agency which specializes in personal and commercial insurance.

Selected Financial Data

                                                                Three months ended        Nine months ended
                                                                      June 30,                 June 30,
Selected Ratios:                                                2002         2001         2002        2001
----------------                                                ----         ----         -----       ----

Return on average assets(1)                                      .72%        .64%          .65%       .64%
Return on average equity(1)                                     8.93%       6.49%         7.56%      6.23%
Net interest margin (fully tax equivalent)(1)                   3.23%       3.37%         3.33%      3.26%
Allowance for loan losses to loans, net (2)                     1.02%        .80%         1.02%       .80%

     (1)   Annualized
     (2)   Based on period end loans

B.              Management Strategy

The Bank’s operating strategy is that of a community-based financial institution, offering a wide variety of financial products to its retail and business customers. The Bank, while maintaining its focus on residential lending has been concentrating on increasing its consumer, small business and commercial lending. In order to promote long-term financial strength and profitability, the Bank’s operating strategy has focused on: (i) meeting the financial needs of its customers through expanded product offerings, improved delivery systems and by taking advantage of technological advances, including the internet; (ii) increasing profitability by emphasizing higher-yielding consumer and commercial loans; (iii) maintaining a strong regulatory capital position; (iv) managing its interest rate risk by emphasizing consumer and commercial loans, in addition to shorter term, adjustable rate, one-to four-family loans, soliciting longer-term deposits and utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”); and (v) maintaining strong asset quality by utilizing strong underwriting guidelines.

C.              Critical Accounting Policies

Impairment of Asset.The Company has a $1.5 million investment in the preferred stock of Buildersfirst Holdings, Inc. Since the investment does not have a readily determinable market value, the Company is not accounting for the investment under SFAS No. 115. The accounting for this security was initially guided by EITF Topic No. D-68, EITF Topic No. 98-13 and EITF Topic No. 99-10, which, in essence, provide that investee losses should be absorbed by investments in other securities once an investee’s common equity has been exceeded by net losses. However, during the Company’s 2001 third fiscal quarter the investee issued additional equity and entered into certain other business relationships which reduced the Company’s influence over the investee and resulted in the Company prospectively utilizing the cost method of accounting for its remaining investment in Buildersfirst Holdings, Inc.

Allowances for Loan Losses. The Bank’s allowance for loan losses is maintained at a level that management considers adequate to provide for known and inherent losses, based upon an evaluation of the loan portfolio. Management’s evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance, based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses are charged directly against the allowance, and recoveries on previously charged-off loans are added to the allowance.

Loans are deemed to be “impaired” if upon management’s assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement.

“Impaired” loans are charged off when the Company determines that foreclosure is probable or that collection is unlikely and determines the value of the collateral is less than the recorded investment of the impaired loan or in the case of unsecured loans, management determines the loan to be uncollectable.

The Company’s policy for the recognition of interest income on impaired loans is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the terms of the loan. Interest income on such loans is not accrued until the financial condition and payment record of the borrower demonstrates the ability to service the debt.

Intangible Assets.Intangible assets include core deposits intangibles, deferrable acquisition costs and goodwill from acquisitions, which represents the excess of cost over fair value of assets acquired and liabilities assumed. The core deposit intangibles are being amortized to expense over a 10- to 31- year life on an accelerated basis, and other intangible assets are being amortized to expense on an accelerated basis over a period of 3.7 years to 5 years. Upon adoption of Statement No. 142, goodwill is no longer being amortized.

Income Taxes. The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part go beyond the Bank’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

D.              Non-Performing Assets and Impaired Loans

The following table presents information regarding the Bank’s non-performing loans, real estate owned and other repossessed assets at the dates indicated (dollars in thousands) (unaudited):

                                                                              June 30,               September 30,
                                                                               2002                      2001
                                                                               ----                      ----

Non-performing loans:
 Non-accrual loans plus other impaired loans                                  $4,262                    $4,723
Real estate owned and other repossessed assets                                   506                       390
                                                                                 ---                       ---
     Total non-performing assets                                              $4,768                    $5,113
                                                                              ======                    ======
    Troubled debt restructurings                                                 $56                       $60
    Troubled debt restructurings and total non-performing assets              $4,824                    $5,173
                                                                              ======                    ======

         Total non-performing loans as a percentage of total loans             0.88%                     0.95%
         Total non-performing assets as a percentage of total assets           0.55%                     0.64%

The decrease in non-performing assets was primarily the result of a charge-off in the quarter ended June 30, 2002 of a commercial loan that was non-performing at September 30, 2001.

E.              Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to depositors as well as maintaining flexibility to take advantage of investment opportunities. The Bank’s primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The Bank’s most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $342.4 million, or 39.2% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2002, the Bank had $208.4 million in advances outstanding from the FHLB, and had an overall borrowing capacity from the FHLB of $289.4 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At June 30, 2002, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $77.3 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account (“IRA”) and KEOGH accounts, which are scheduled to mature in less than one year from June 30, 2002, totaled $131.6 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At June 30, 2002, the Bank had $43.2 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

The primary source of funding for the Company is dividend payments from the Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company’s repurchase of its stock and payment of cash dividends. The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision.

At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $50.3 million, or 5.8% of total adjusted assets, which is above the required level of $13.0 million, or 1.5%; a core capital level of $50.3 million, or 5.8 % of total adjusted assets, which is above the required level of $25.9 million, or 3.0%; and a risk-based capital of $55.2 million, or 10.6% of risk-weighted assets, which is above the required level of $41.5 million, or 8.0%.

At June 30, 2002, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $62.1 million, or 7.2%, of total assets, which approximated the Bank’s regulatory tangible capital at that date of 5.8% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be “well-capitalized” pursuant to OTS regulations.

F.              Comparison of Financial Condition at June 30, 2002 and September 30, 2001

Total assets increased $65.7 million from $808.8 million at September 30, 2001 to $874.5million at June 30, 2002. The growth was primarily in securities available-for-sale and bank owned life insurance ("BOLI"), offset by a decrease in loans and securities held-to-maturity.

Securities classified as available-for-sale increased $91.4 million, from $243.6 million at September 30, 2001 to $335.0 million at June 30, 2002. The increase was primarily attributable to the purchase of mortgage backed securities from the reinvestment of the proceeds from the sale of automobile loans. Securities classified as held to maturity decreased $14.2 million due to securities being called.

Net loans decreased $22.9 to $475.3 million at June 30, 2002, primarily due to the sale of $50.0 million of automobile loans, offset by new automobile loan originations. Residential real estate loans decreased $14.1 million largely due to the $7.5 milion sale of these loans. Construction loans decreased $8.5 million due to repayment of construction loans which have matured. Offsetting these decreases was a $19.2 million increase in commercial real estate loans due to increased originations as a result of marketing efforts.

In April 2002, the bank purchased bank owned life insurance in the amount of $10.0 million. The BOLI has a tax equivalent yield of 9.12%.

Total liabilities increased $69.9 million from $733.0 million at September 30, 2001 to $802.9 million at June 30, 2002 due primarily to deposit growth and to a lesser extent the issuance of $7.0 million in trust preferred securities.

Deposits increased $56.3 million from $515.7 million as of September 30, 2001 to $572.0 million at June 30, 2002. The largest increase was in checking accounts, specifically money market and NOW accounts due to continued marketing efforts of such accounts. Contributing to the increase in deposits was a $6.9 million increase in savings accounts due, in part, to the acquisition of deposits from Schuylkill Savings and Loan. Offsetting these increases was a $2.5 million decrease in certificate of deposits as a result of matured certificates being rolled into checking accounts.

Federal Home Loan Bank advances increased $4.0 million as a result of management's utilization of FHLB borrowings to fund the increase in assets.

In April 2002, the Company issued $7.0 million of trust preferred securities. The interest rate on the trust preferred securities is variable and adjusts semi-annually at 3.70% over six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11.00% is effective through April 22, 2007. The Company used the proceeds of the offering for general corporate purposes and to repurchase its common stock.

Total equity decreased $4.2 million to $71.7 million at June 30, 2002. This decrease in equity resulted primarily from the purchase of 505,557 shares of the Company’s common stock at a cost of $8.9 million and dividend payments totaling $1.5 million. Offsetting this decrease was the retention of earnings for the quarter combined with an increase in accumulated other comprehensive income as a result of an increase in unrealized gains on securities.

G.              Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001

General. The Company had net income of $1.6 million for the three months ended June 30, 2002, compared to net income of $1.3 million for the three months ended June 30, 2001.

Interest Income. Net interest income increased $412,000 primarily as a result of a greater decrease in interest expense on deposits and advances as a result of the lower market interest rate environment compared to the decrease in interest income. Total interest income decreased $234,000 from $13.9 million for the three months ended June 30, 2001 to $13.7 million for the three months ended June 30, 2002. This was primarily due to a $654,000 decrease in the interest income on investment securities as a result of a 226 basis point decrease on investment securities. Interest income on loans decreased $296,000 primarily due to a $22.2 million decrease in the average balance of real estate loans as well as an 81 basis point decrease on such loans. Offsetting these decreases was a $716,000 increase in mortgage related securities due to a $78.6 million increase in the average balance of these securities.

Interest Expense. Interest expense decreased $646,000 from $7.9 million for the three months ended June 30, 2001 to $7.2 million for the three months ended June 30, 2002. The decrease in interest expense was primarily the result of a $793,000 decrease in interest expense on certificates of deposit, which was the result of a 127 basis point decrease in the average rate paid on these accounts. Offsetting the decrease was a $162,000 increase in interest expense on FHLB advances and other borrowings due to a $9.2 million increase in the average balance.

Provision for Loan Losses. The Bank’s provision for loan losses for the three months ended June 30, 2002 was $726,000 compared to $623,000 for the three months ended June 30, 2001.

The increase in the provision for loan loss was attributable to increased concentration in commercial and consumer lending. The allowance is maintained at a level that represents management’s best estimate of known and inherent estimated losses based upon an evaluation of the loan portfolio. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are credited to the allowance. Management’s evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Non-interest Income. Non-interest income increased $985,000, from $1.7 million for the three months ended June 30, 2001 to $2.7 million for the three months ended June 30, 2002. The increase in non-interest income was primarily due to a $927,000 increase in gain on sale of loans as a result of the sale of automobile loans. Other income increased $249,000 due to income related to the bank owned life insurance, as well as, losses incurred in fiscal 2001 from the Company’s investment in Buildersfirst Holdings, Inc. with no comparable losses recognized in fiscal 2002. The Company continues to see growth in insurance premium income derived from insurance related services. Gain on sale of available- for-sale securities decreased $346,000 due to the sale of Freddie Mac and Sallie Mae securities in the prior period with no similar sale in the current period.

Non-interest Expense. Total non-interest expense increased from $5.2 million for the three months ended June 30, 2001 to $6.0 million for the three months ended June 30, 2002, respectively. Salaries and employee benefits increased $420,000 primarily as a result of new employees to staff growing lines of business. Professional fees increased $451,000, which is attributable to the engagement of consultants to assist in the continuation of a campaign to integrate all our lines of business, as well as increase customer relationship penetration. Other non-interest expense increased $181,000, primarily due to cost incurred in the current year quarter associated with foreclosed properties, compared to reimbursements received in the prior year quarter for such costs. Also contributing to the increase in other non-interest expense were increases in operating expenses such as supplies, postage and telephone expense.

Income Taxes. The Company had an income tax provision of $830,000 for the three months ended June 30, 2002, compared to a provision of $651,000 for the three months ended June 30, 2001 reflecting an effective tax rate of 34.9%, and 34.1%, respectively, for those periods. The increase in the effective tax rate was a direct result of the sale of tax-exempt municipal securities.

H.              Comparison of Operating Results for the Nine Months Ended June 30, 2002 and June 30, 2001.

General.The Company reported net income of $4.1 million for the nine months ended June 30, 2002 compared to $3.6 million for the nine months ended June 30, 2001.

Interest Income. Net interest income increased $2.7 million primarily due to a $1.9 million decrease in interest expense as a result of the lower market interest rate environment. Total interest income increased $772,000 from $40.4 million for the nine months ended June 30, 2001 to $41.2 million for the nine months ended June 30, 2002, primarily due to a $83.8 million, or 11.7%, increase in the average balance of interest earning assets. Specifically, interest income on mortgage related securities increased $2.2 million due to a $76.3 million increase in the average balance of these securities. Interest income on investment securities decreased $1.7 million for the nine months ended June 30, 2002 primarily due to a $12.7 million decrease in the average balance of such securities, as well as a 167 basis point decrease on investment securities due to the lower market interest rate environment. Interest income on loans increased $338,000 due to a $29.1 million increase in the average balance of consumer loans, offset by a $15.2 million decrease in the average balance of taxable real estate loans.

Interest Expense. Interest expense decreased $1.9 million from $23.7 million for the nine months ended June 30, 2001 to $21.7 million for the nine months ended June 30, 2002, primarily due to a $2.1 million decrease in certificates of deposit interest expense due to a 121 basis point decrease on certificates. Interest expense on FHLB advances and other borrowings increased $587,000 due to a $22.3 million increase in the average balance.

Provision for Loan Losses. The Bank’s provision for loan losses for the nine months ended June 30, 2002 increased $925,000 compared to the comparable 2001 period. The increase in the provision at June 30, 2002 reflects the Bank’s increased concentration in commercial real estate and consumer lending which carries an increased degree of risk compared to one- to four- family lending.

Non-interest Income. The Company experienced a $2.2 million increase in non-interest income from $3.7 million for the nine months ended June 30, 2001 to $5.9 million for the nine months ended June 30, 2002. The primary reason for this increase was a $960,000 increase in insurance premium income from insurance related services. Gain on sale of loans increased $669,000 as a result of the automobile loan sale. Other income increased $531,000 primarily due to losses incurred in fiscal 2001 from the Company’s investment in Buildersfirst Holding, Inc. with no comparable losses recognized in fiscal 2002. Service charges and other fees increased $286,000 due to additional branches and a larger customer base. Gain on the sale of available for sale securities decreased $307,000 as a result of the sale of Freddie Mac and Sallie Mae securities in the prior period with no comparable sale in the current period.

Non-interest Expense. Total non-interest expense increased $2.8 million, from $14.3 million for the nine months ended June 30, 2001 to $17.1 million for the nine months ended June 30, 2002. The largest increase, $1.8 million, was in salary and net employee benefits expense as a result of new employees to staff the growing lines of business, as well as increased hospitalization expense. Other non-interest expense increased $424,000 mainly due to costs associated with foreclosed properties in the current year, compared to reimbursements received in prior year for such costs. General operating expenses such as supplies and postage also increased due to additional branch and company expansion. Professional fees increased $375,000 due to the engagement of consultants to assist in a campaign to create a unifying brand for the Company to integrate all lines of business. Occupancy expense increased $214,000 as a result of maintenance and depreciation expense associated with Company expansion.

Income Taxes. The Company had income tax expense of $2.2 million for the nine months ended June 30, 2002, compared to expense of $1.5 million for the nine months ended June 30, 2001, reflecting effective tax rates of 35.0%, and 29.1%, respectively. The increase in the effective tax rate was the result of a combination of the decrease in nontaxable income and a $120,000 increase in the valuation allowance relating to a deferred tax asset.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, there have been no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Part II - OTHER INFORMATION

Item 1.        Legal Proceedings

               The  Company is not  involved in any  pending  legal  proceedings other than routine  legal  proceedings  occurring in the ordinary course  of  business.  Such  routine  legal  proceedings,  in the aggregate,  are believed by  management  to be  immaterial to the
               Company’s financial condition or results of operation.

Item 2.        Changes in Securities and Use of Proceeds

               The Company has the right, at one or more times,  unless an event of default  exists  under the floating  rate junior  subordinated
               deferrable   interest   debentures   due  April  22,   2032  (the
               “Debentures”),   to  defer  interest  payments  on  the
               Debentures for up to ten consecutive  semi-annual periods. During this time,  the Company  will be  prohibited  from  declaring  or paying cash dividends on its common stock.

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

Item 6.        Exhibits and Reports on Form 8-K

               (A)      Exhibits

                3.1      Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*

                3.2      Bylaws (as amended effective December 29, 2000) of Northeast Pennsylvania Financial Corp.**

                4.0      Form of Stock Certificate of Northeast Pennsylvania Financial Corp.**

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

                99.1     Certifications of Chief Executive Officer and Chief Financial Officer

*    Incorporated  herein by reference  into this  document from the Exhibits to
     Form S-1, Registration Statement, and any amendments thereto,  Registration
     No. 333-43281.

**   Incorporated herein by reference into this document from Form 10-Q filed on
     February 14, 2001.

      (B)      Reports on Form 8-K

               None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              NORTHEAST PENNSYLVANIA
                                                              FINANCIAL CORP.

Date:    August 14, 2002                                   By:/s/ E. Lee Beard
                                                              --------------------------------------
                                                              E. Lee Beard
                                                              President and Chief Executive
                                                              Officer

Date:    August 14, 2002                                   By:/s/ Patrick J. Owens, Jr.
                                                              --------------------------------------
                                                              Patrick J. Owens, Jr.
                                                              Treasurer and Chief Financial Officer
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Northeast Pennsylvania Financial Corp. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, E. Lee Beard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

                                                     /s/ E. Lee Beard
                                                     Chief Executive Officer
                                                     August 14, 2002
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Northeast Pennsylvania Financial Corp. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrick J. Owens, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

                                                     /s/ Patrick J. Owens, Jr.
                                                     Chief Financial Officer
                                                     August 14, 2002