Form 10-K
period 2002-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2002-12-30
CIK 1050996

UNITED STATES
SECURlTIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the fiscal year ended September 30, 2002

                                                     OR

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
---------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                                                       I.R.S. Employer
Incorporation or organization)                                                                    Identification No.)

12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                                                                 18201-6591
---------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                   (Zip Code)

                             Registrant's telephone number, including area code (570) 459-3700

                                    Securities registered under Section 12 (b) of the Act: NONE

                                     Securities registered pursuant to Section 12(g) of the Act:
                                               Common stock, par value $0.01 per share
                                                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No ___

Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

The market value of the voting and non-voting common equity held by non-affiliates (i.e. persons other than directors and executive officers of the registrant) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $63 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X___

The number of shares of common stock outstanding as of December 30, 2002 was 4,171,525.

(1)      Portions of the Annual Report to Shareholders for the year ended September 30, 2002 are incorporated by reference into Part
         I, Part II and Part IV of this Form 10-K.

(2)      Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into
         Part III of this Form 10-K.

                                              NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                                            FORM 10-K

                                                       TABLE OF CONTENTS

Part I                                                                                                            Page
------                                                                                                            ----
Item 1            Business                                                                                           1
Item 2            Properties                                                                                        12
Item 3            Legal Proceedings                                                                                 14
Item 4            Submission of Matters to a Vote of Security Holders                                               15

Part II
-------
Item 5            Market for Registrant's Common Equity and Related Stockholder Matters                             16
Item 6            Selected Financial Data                                                                           16
Item 7            Management's Discussion and Analysis of Financial Condition and Results of                        16
                  Operation
Item 7A           Quantitative and Qualitative Disclosures About Market Risk                                        16
Item 8            Financial Statements and Supplementary Data                                                       16
Item 9            Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                        16
Part III
--------
Item 10           Directors and Executive Officers of the Registrant                                                17
Item 11           Executive Compensation                                                                            17
Item 12           Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                                         17
Item 13           Certain Relationships and Related Transactions                                                    17
Item 14           Controls and Procedures                                                                           17
Part IV
-------
Item 15           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   18
 SIGNATURES                                                                                                         20
CERTIFICATES
                                                                                                                    21

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

       The Company's operations are primarily conducted through the Bank. These operations have been and continue to be attracting retail deposits from the general public in the areas surrounding its 19 full service community offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans, consumer loans, and multi-family and commercial loans. The Company has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on its consumer lending and commercial lending, primarily to small businesses and municipalities.

       The Company's revenues are derived from its four principal lines of business; Banking, Insurance, Investments and Trust. First Federal Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and through other non-interest income. Insurance income is generated through Higgins Insurance Agency and Abstractors Inc., principally through their premiums earned on insurance policies written. Investment income is generated through Higgin's Insurance and Salomon Smith Barney through annuity sales and commissions on investment sales. Trust income is generated through Northeast Pennsylvania Trust Co., through its fees on trust assets managed. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage related securities, FHLB advances and proceeds from the sale of loans.

       In addition other business of the Company is conducted through its other subsidiaries, Abstractors, Inc., which is a title insurance agency, Northeast Pennsylvania Trust Co. (the "Trust Co."), which offers trust, estate and asset management services and products and Higgins Insurance Agency ("Higgins"), which provides insurance and investment products to individuals and businesses. Insurance premium income has increased significantly over the past year due to the addition of Higgins and the continued growth of Abstractors, Inc. The Trust Co. continues to expand its customer base with assets under management of $140.3 million at September 30, 2002.

Market Area and Competition

       The Company is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's lending and deposit gathering is concentrated in its market area consisting of Luzerne, Carbon, Columbia, Monroe, Montour, Northumberland and Schuylkill counties in Northeastern and Central Pennsylvania. The Company invests primarily in loans secured by first or second mortgages on properties located in areas surrounding its offices.

       The Company maintains its headquarters in Hazleton. The Company's seven banking offices in Luzerne County, including Hazleton, accounted for $353.5 million or 58.4% of the Company's total deposits at September 30, 2002. Hazleton is situated approximately 100 miles from Philadelphia and New York City and approximately 50 miles from Allentown and the Wilkes-Barre/Scranton area. The Company also maintains two banking offices in Bloomsburg (Columbia County), one each in Lehighton and Weatherly (both in Carbon County), one in Brodheadsville (Monroe County), one in Danville (Montour County), one in Mount Carmel (Northumberland County) and one each in Frackville, Pottsville, Shenandoah, Ashland and Schuylkill Haven (all in Schuylkill County). The Company also operates a banking and a loan production office in Monroe County.

       The economy of the greater Hazleton area is characterized by diversified light manufacturing and is the site of production facilities for several major manufacturers including Union Camp, Hershey-Cadbury Chocolates, Quebecor and Hazleton Pumps, Inc. As a consequence, the manufacturing sector employs more than one third of the area's work force. The Hazleton area has excellent access to major highway transportation routes including Interstates 80 and 81 as well as rail transportation. The population of Luzerne County has remained relatively static and has one of the oldest average ages for all counties in the United States. The southern end of Schuylkill County is proving to be a growth area as individuals and companies which were previously based in the Allentown-Berks county area are relocating to the southern end of Schuylkill County. The overall population in the Company's market area is relatively small and, in recent years, has grown slowly, and the unemployment rate in the area is greater than the national average.

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

       In addition, the Company recognizes that its customer base increasingly focuses on convenience and access to services. The Company has addressed these customer desires through the implementation of PC banking and voice response capabilities, a computerized loan origination and document system and the issuance of debit cards. The Bank has entered into a relationship with Smith Barney, whereby Smith Barney will be placing licensed representatives in the Banking offices to facilitate investment sales. The Company intends to continue to evaluate and enhance its service delivery system.

LENDING ACTIVITIES

       General. The information relating to the composition and maturity of the Bank's loan portfolio appears in "Loans" in the Company's 2002 Annual Report to Shareholders and is incorporated herein by reference.

       Origination and Sale of Loans. The Bank's lending activities are conducted primarily by its loan personnel operating at its branch and loan origination offices. All loans originated by the Bank are underwritten pursuant to the Bank's policies and procedures. For fiscal 2002 and 2001, the Bank originated or purchased $217.2 million and $185.2 million in total loans, respectively. The Bank originates both adjustable-rate and longer-term and shorter-term fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

       It currently is the policy of the Bank to retain for investment longer-term ( 15 years or greater to maturity at date of origination) fixed-rate one- to four- family loans originated during a fiscal year only up to 25% of its total loan originations during that year. In addition, the Bank generally retains the adjustable rate and shorter-term (maturities of less than 15 years) fixed-rate loans originated. The Company sells in the secondary market longer-term, fixed-rate one- to four-family loans which it originates in excess of its retention policy for such loans. In fiscal year 2002, the Company sold basically all loans originated with a maturity of 15 years or greater at date of origination.

       During fiscal years 2002 and 2001, the Bank originated or purchased $34.2 million and $24.0 million, respectively, of one- to four-family mortgage loans. In addition, during fiscal years 2002 and 2001, the Bank originated $13.6 million and $13.1 million, respectively, of construction loans. All of such construction loans were for owner financing of single family properties, which, upon completion of the construction phase, generally would convert to permanent financing. Also, the Bank originated $15.8 million and $27.4 million, respectively, of multi-family and commercial real estate loans during fiscal 2002 and 2001.

       Also, during fiscal 2002 and 2001, the Bank originated or purchased $132.1 million and $87.3 million of consumer loans, respectively. Such activity, during fiscal 2002 and 2001, consisted of $20.2 million and $17.5 million, respectively, of home equity loans,

       $13.3 million and $6.2 million, respectively, of home equity lines of credit, $94.3 million and $57.6 million, respectively, of direct and indirect automobile loans, $10,000 and $1.9 million, respectively, of education loans, and $4.3 million and $4.2 million, respectively, of other consumer loans. The increase in automobile loans is a direct result of more participating auto dealers.

       In addition, during fiscal 2002 and 2001 respectively, the Bank originated $21.6 million and $33.4 million of commercial loans. These originations consisted primarily of commercial business and municipal loans.

The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                       For the Fiscal Years Ended September 30,
                                                                       ----------------------------------------
                                                                                    (In Thousands)
                                                               2002                       2001                       2000
                                                               ----                       ----                       ----
Loans at beginning of period                               $511,320                     $426,754                   $372,799
Originations and Purchases:
Real estate:
One- to four-family                                          34,176                       23,961                     34,316
Multi-family and commercial                                  24,740                       27,418                     25,452
Construction                                                 13,550                       13,125                     10,274
                                                             ------                       ------                     ------
  Total real estate loans                                    72,466                       64,504                     70,042
                                                             ------                       ------                     ------

Consumer:
Home equity loans and lines of credit                        33,518                       23,730                     20,547
Automobile                                                   94,254                       57,596                     39,300
Education                                                        10                        1,855                      2,011
Unsecured lines of credit                                     1,490                          586                        484
Other                                                         2,778                        3,568                      4,758
                                                              -----                        -----                      -----
  Total consumer loans                                      132,050                       87,335                     67,100
Commercial                                                   35,176                       33,351                     22,859
                                                             ------                       ------                     ------
  Total loans originated and purchased                      239,692                      185,190                    160,001
                                                                                         -------                    -------

Deduct:
Principal loan repayments and prepayments                   156,611                       96,470                    109,346
Loan sales                                                   65,938                        9,859                      1,806
Transfers to REO                                              2,174                        1,281                        614
                                                              -----                        -----                        ---
Sub-total                                                   224,723                      107,610                    111,766
                                                            -------                      -------                    -------
Net loan activity                                            14,969                       77,580                     48,235
                                                             ------                       ------                     ------
Loans at end of period (1)                                 $496,351                     $504,334                   $421,034
                                                            =======                     ========                   ========

(1) Loans at end of period include loans in process of $6,448, $6,986 and $5,951 for fiscal years 2002, 2001 and 2000, respectively.

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

       Most one- to four-family mortgage loans are underwritten according to Fannie Mae and Freddie Mac guidelines. In recent years, the Bank began offering to borrowers one- to four-family mortgage loans which, when underwritten, did not fully meet established Fannie Mae or Freddie Mac standards, for example, the standard regarding income to debt ratios for the borrower . Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

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

       The Bank also offers automobile loans, both on a direct and an indirect basis (through new and used car dealers). The indirect automobile loans are originated by dealers in accordance with underwriting standards pre-established by the Bank and are serviced by the Bank. During fiscal 2002, the Bank had a $50.0 million automobile loan securitization accounted for as a sale. The Bank also offers loans on recreational vehicles and boats and other consumer loans, including education loans which are federally guaranteed and originated under regulations of the Pennsylvania Higher Education Assistance Agency, deposit-secured loans, and other personal and unsecured loans. The Bank's policy is to sell its education loans upon origination to Sallie Mae with servicing released.

       Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than first lien residential mortgage loans. Nationally, consumer loans have historically tended to have a higher rate of default. Additionally, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

       Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and the levels of loan approval authority for employees of the Bank and oversees the Bank's lending activity. The Board of Directors has established a Loan

Committee comprised of the Bank's Chairman of the Board of Directors, President, Senior Vice President Lending, Senior Vice President/ Chief Financial Officer and three outside directors to assist them with these activities.

       Non-Performing Assets, Impaired Loans, Real Estate Owned and Allowance for Loan Losses. The information relating to the Bank's non-performing assets, impaired loans, real estate owned and allowance for loan losses appears in "Non-Performing Assets and Impaired Loans" and "Allowance for Loan Losses" in the Registrant's 2002 Annual Report to Shareholders.

Investment Activities

       The above captioned information appears in "Investment Activities" in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

Source of Funds

       Information relating generally to the Bank's source of funds and a description of the Bank's deposits appears under "Sources of Funds" in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

       Borrowings. The Bank utilizes advances from the FHLB of Pittsburgh as a supplement to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. See "Regulation-Federal Home Loan Bank System." At September 30, 2002, the Bank had $208.4 million in outstanding FHLB advances, compared to $204.4 million at September 30, 2001. Other borrowings consist of overnight retail repurchase agreements and for the periods presented were immaterial.

       The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                               At or For the Fiscal Years Ended September 30,
                                                                               ----------------------------------------------
                                                                               2002                 2001                 2000
                                                                               ----                 ----                 ----
                                                                                            (Dollars in Thousands)
FHLB advances and other borrowings:
Average balance outstanding                                                  $211,552               192,981             $191,797
Maximum amount outstanding at any month-end
   during the period                                                          217,044               216,227              226,717
Balance outstanding at end of period                                          213,051               210,431              139,115
Weighted average interest rate during the period                                5.70%                 5.84%                5.85%
Weighted average interest rate at end of period                                 5.66%                 5.63%                6.13%

Subsidiary Activities

       The Company has six wholly-owned subsidiaries: the Bank, incorporated under the laws of the United States; Abstractors, Inc., Northeast Pennsylvania Trust Co., and Higgins Insurance Agency, each of which incorporated under Pennsylvania law; and NEP Capital Trust I and NEP Capital Trust II, each of which is incorporated under Delaware law. FIDACO, Inc. is an inactive subsidiary of First Federal Bank with the only major asset being an investment by FIDACO, Inc. in Hazleton Community Development Corporation. Abstractors, Inc. is a title insurance agency with total assets of $505,000 at September 30, 2002. Northeast Pennsylvania Trust Co., offers trust estate and asset management services and products and had total assets of $652,000 and $140.3 million of trust assets under management at September 30, 2002. At September 30, 2002, total assets of FIDACO, Inc. were $33,000. Higgins provides insurance and investment products to individuals and businesses and had total assets of $1.6 million at September 30, 2002.

Personnel

       As of September 30, 2002, the Company had 249 full-time and 43 part-time employees, none of whom were covered by a collective bargaining agreement. Management believes that the Company has good relations with its employees and there are no pending or threatened labor disputes with its employees.

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

       Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings associations and their holding companies set forth in this Form 10-K does not purport to be complete descriptions of such statutes and regulations and their effects on the Bank and the Company are qualified in its entirety by reference to such statutes and regulations.

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

       Loans-to-One-Borrower. Federal law provides that, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by specified readily marketable collateral. At September 30, 2002, the largest aggregate amount of loans-to-one borrower was $7.3 million, which was less than the Bank's general limit on loans-to-one borrower which was $10.0 million.

       QTL Test. Federal law requires savings institutions to meet a qualified thrift lending ("QTL") test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2002, the Bank maintained 79.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

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

       Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended September 30, 2002 totaled $165,000.

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

       Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

       The recently enacted Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Act contains a specific exception from such prohibitions for loans by the Bank to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.

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

       Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

       Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio for institutions receiving the highest examination rating on the CAMELS examination rating system (4% for others) and an 8% risk based capital ratio. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 3% leverage ratio for institutions receiving the highest examination rating on the CAMELS examination rating system (4% for others), and, together with the risk-based capital standards itself, a 4% Tier I risk-based capital standard.

       The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets and equity up to 45% of unrealized gains on available-for-sale securities with readily determinable fair market value. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

       The OTS has adopted an interest rate risk component into its regulatory capital requirements. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The OTS has deferred implementation of the interest rate risk capital charge and repealed the interest rate risk component in May 2002, concluding it was unnecessary in light of the other tools available to measure and control interest rate risk. At September 30, 2002, the Bank met each of its capital requirements. The following table presents the Bank's capital position at September 30, 2002. (Dollars in thousands)

                                                                                                          Capital
                                                                                       ---------------------------------------------
                                                                               Excess
                                  Actual                Required            (Deficiency)
                                 Capital                Capital                Amount              Actual %              Required %
                                 -------                -------             ------------           --------              ----------
Tangible                         $51,628                $13,286                $38,342               5.8%                   >1.5%
Core (Leverage)                   51,628                 26,572                 25,056               5.8                    >3.0
Risk-based                        56,828                 43,569                 13,259              10.4                    >8.0

       Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of under capitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the higher examination rating) is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators, restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

       Insurance of Deposit Accounts. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on the institution’s capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends on the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually and range from 0 basis points, for the healthiest institutions to 27 basis points, for the riskiest institutions. The Bank’s assessment rate for the fiscal year 2002 was 1.75 basis points and the premium paid for this period was $95,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

       In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2002, FICO payments for SAIF members approximated 1.7 basis points.

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

       Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2002, of $11.0 million.

FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 2002, the Bank had $208.4 million in FHLB advances.

       The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2002, 2001 and 2000 dividends from the FHLB to the Bank amounted to approximately $439,000, $673,000 and $687,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

       The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.1 million, the reserve requirement is 10%. The first $6.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Holding Company Regulation

       The Company is a non-diversified unitary savings and loan holding company within the meaning of the federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company does qualify for the grandfathering. Permissible holding company activities include banking services such as lending, trust services, insurance activities and underwriting, investment banking and real estate investment.

       A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

       Acquisition of the Company. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

       In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (the last taxable year beginning before January 1, 1988). The Bank had previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules had no effect on net income or federal income tax expense. For taxable years that began after December 31, 1995, the Bank's bad debt deduction was equal to net charge-offs. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans were included and the institution could have elected to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve recapture, it had to begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves were not subject to recapture as long as the institution continued to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continued to be subject to a provision of present law referred to below that required recapture in the case of certain excess distributions to shareholders.

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

State and Local Taxation

       The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2001 was 9.99% and was imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of .724% of a corporation's capital stock value, which is determined in accordance with a fixed formula. The Company is also required to file an annual report with and pay an annual Franchise tax to the State of Delaware.

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

Additional Item.                                   Executive Officers of the Registrant
-----------------                                  ------------------------------------

                  The following table sets forth information regarding the executive officers of the Company and its subsidiaries of
September 30, 2002 who are not directors.

Name                                                 Age as of 9/30/02                                   Position
----                                                 -----------------                                   --------

Patrick J. Owens, Jr.                                           59                           Senior Vice President, Chief Financial
                                                                                             Officer of the Bank since 1993 and
                                                                                             Treasurer and Chief Financial Officer
                                                                                             of the Company since 1998. Resigned
                                                                                             effective December 31, 2002.

Thomas Burns                                                    52                           Trust business line manager. President
                                                                                             and Trust Officer of the Trust Company
                                                                                             since May 2000. Trust Officer for
                                                                                             financial institution in Hazleton, PA
                                                                                             prior to current position.

Allan Farias                                                    55                           Banking business line manager. Senior
                                                                                             Vice President, Corporate Retail
                                                                                             Division of the Bank since September
                                                                                             2000. President and Chief Executive
                                                                                             Officer of a financial institution and
                                                                                             consultant in California prior to
                                                                                             current position.

James McCann                                                    43                           Investment  business line manager.
                                                                                             Senior Vice President, Investments,
                                                                                             Higgins Insurance Agency since 1987.

Item 2. Properties

The Company currently conducts its business through 19 full service community offices located in Luzerne, Carbon, Columbia, Montour and Schuylkill counties, three financial centers and one loan origination office in Monroe County in Northeast Pennsylvania. Abstractors, Inc. and Northeast Pennsylvania Trust Co. conduct their business in downtown Hazleton area. The following table sets forth the Company’s offices as of September 30, 2002.

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
                                                                                Leasehold
                                        Original Year                           Improvements     Total Deposits
                           Leased or      Leased or        Date of Lease        at September      at September
Location                      Owned        Acquired          Expiration          30, 2002            30, 2002
-------------------------------------------------------------------------------------------------------------

                                                     (Dollars In Thousands)
Administrative/Home
Office:

12 E. Broad Street
Hazleton, PA 18201             Owned          1947                  -              $3,614            $203,767

Branch Offices:

Bloomsburg Office:
17 E. Main Street
Bloomsburg, PA 17815           Owned          1963                  -                 427              25,609

Shenandoah Office:
5-7 E. Main Street
Shenandoah, PA 17976           Owned          1968                  -                 405              46,407

Pottsville Office:
111 E. Norweigan Street
Pottsville, PA 17901           Owned          1968                  -                 561              39,606

Lehighton Office:
111 N. First Street
Lehighton, PA 18235            Owned          1977                  -                  80              33,875

Laurel Mall Office:
240 Laurel Mall
Hazleton, PA 18201            Leased          1994               2003                 194              76,213

Mountaintop Office:
360 S. Mountain Boulevard
Mountaintop, PA 18707          Owned          1997                  -                 767              20,453

Scott Township Office:
PO Box 518
2691 New Berwick Highway
Bloomsburg, PA 17815           Owned          1998                  -                 954              31,843

Schuylkill Mall Office:
611 Schuylkill Mall
Frackville, PA 17976          Leased          1978             month-to-month          33              23,106

Gould's IGA Office:
Route 93
Sugarloaf, PA 18249           Leased          1995               2005                  54              18,228

Danville Office:
1519 Bloom Road
Danville, PA  17821            Owned          1999                  -                 618              13,063

Back Mountain Office:
196 N. Main Street
Shavertown, PA  18708          Owned          2001                                  1,174              20,425

Freeland Office:
402 Front Street
Freeland, PA  18224           Leased          1999               2004                   -               5,617

Brodheadsville Office:
760 Route 209 & Weirlake Road
Brodheadsville, PA  18322     Leased          2000               2005                 129               7,525

Weatherly Office:
140 Carbon Street
Weatherly, PA  18255           Owned          2001                                     86              11,656

Drums Office:
Route 309
Drums, PA  18222               Owned          2001                                    222               8,838

Ashland Office:
614 Centre Street
Ashland, PA  17921             Owned          2002                                     64               1,888

Schuylkill Haven Office:
333 Center Avenue
Schuylkill Haven, PA  17972    Owned          2002                                    377              15,317

Mount Carmel Office:
43 S. Oak Street
Mt. Carmel, PA  17851          Owned          2002                                    196               1,530

Laurel Mall Drive-Thru:
345 Laurel Mall
Hazleton, PA  18201           Leased          2001               2005                 291                 N/A

Loan Production
Origination Office:
Pocono L.P.O. Office
P.O. Box 1092
Pocono Pines, PA 18350        Leased          1997          month-to-month                                N/A

Title Insurance Agency:
Abstractors, Inc.
25 W. Broad Street
Hazleton, PA  18201            Owned          2001                                     24                 N/A

Trust Company:
Northeast Pennsylvania Trust Co.
31 W. Broad Street
Hazleton, PA  18201            Owned          2001                                     28                 N/A

Insurance Agency:
Higgins Insurance Company
115 S. Centre Street
Pottsville, PA  17901         Leased          2001               2010                   -                 N/A

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

Item 4. Submission of Matters to a Vote of Security Holders

       None.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

       Information relating to the market for Registrant's common equity and related shareholder matters appears under "Market for Registrant's Common Equity and Related Stockholder Matters" in the Registrant's 2002 Annual Report to Shareholders on Part I - page 16 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant's common stock appears under "Regulation and Supervision."

Item 6. Selected Financial Data

       The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The above-captioned information appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

       The above-captioned information appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section "Management of Interest Rate Risk and Market Risk Analysis" in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

       The Consolidated Financial Statements of Northeast Pennsylvania Financial Corp. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Registrant's 2002 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

       Not Applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

       The information relating to Directors of the Registrant is incorporated herein by reference to the Section captioned "Proposal 1-Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2003. Reference is made to the section captioned "Additional Item. Executive Officers of the Registrant" in this Form 10-K for information relating to Executive Officers of the Registrant. Reference is made to the cover page of this Form 10-K and to the section captioned "Section 16 (a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2003 for information regarding compliance into Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

       The information relating to executive compensation is incorporated herein by reference to the sections captioned "Executive Compensation and Directors' Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2003.

Equity Compensation Plan Information

                                                    Number of securites          Weighted-average      Number of securities
                                                      to be issued upon         exercise price of   remaining available for
                                                exercise of outstanding      outstanding options,     future issuance under
                                           options, warrants and rights       warrants and rights       equity compensation
                                                                                                           plans (excluding
                                                                                                    securities reflected in
                                                                                                                column (a))
                                                                    (a)                       (b)                       (c)

Plan category

Equity compensation plans approved                              686,960                    $11.88                   129,399
by security holders

Equity compensation plans not approved                                -                         -                         -
by security holders

Total                                                           686,960                    $11.88                   129,399

Item 13. Certain Relationships and Related Transactions

       The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2003.

Part IV

Item 14. Controls and Procedures

       Based on their evaluation as of a date within 90 days of the filing date of this Annual report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules an forms.

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report

    (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2002
        Annual Report to Shareholders:

             Consolidated Statements of Financial Condition
               as of September 30, 2002 and 2001...............................................................................17
             Consolidated Statements of Operations
               For the Years Ended September 30, 2002, 2001 and 2000...........................................................18
             Consolidated Statements of Comprehensive Income
               For the Years Ended September 30, 2002, 2001, and 2000..........................................................19
             Consolidated Statements of Changes in Equity
               For the Years Ended September 30, 2002, 2001 and 2000...........................................................20
             Consolidated Statements of Cash Flows

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

      (a) The following exhibits are filed as part of this report.

                  3.1      Certificate of Incorporation of Northeast Pennsylvania Financial Corp. (1)
                  3.2      Bylaws of Northeast Pennsylvania Financial Corp.
                  4.0      Form of Stock Certificate of Northeast Pennsylvania Financial Corp. (1)
                  10.1     Employment Agreement between Northeast Pennsylvania Financial Corp. and E. Lee Beard (2)
                  10.2     Employment Agreement between Northeast Pennsylvania Financial Corp. and Thomas L.
                           Kennedy (2)
                  10.3     Employment Agreement between First Federal Bank and E. Lee Beard (2)
                  10.4     Employment Agreement between First Federal Bank and Thomas L. Kennedy (2)
                  10.5     Change in Control Agreement between Northeast Pennsylvania Financial Corp. and Patrick
                           J. Owens, Jr. (3)
                  10.6     Change in Control Agreement between First Federal Bank and Patrick J. Owens, Jr. (3)
                  10.7     Employment Agreement between Higgins Insurance Associates, Inc. And Joseph P. Schlitzer (4)
                  10.8     Change in Control Agreement between First Federal Bank and Allan Farias (4)
                  10.9     Form of First Federal Bank Supplemental Executive Retirement Plan (1)
                  10.10    Form of First Federal Bank Employee Severance Compensation Plan (1)
                  10.11    Form of First Federal Bank Management Supplemental Executive Retirement Plan (1)
                  10.12    Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan (5)
                  10.13    Northeast Pennsylvania Financial Corp. 2000 Stock Option Plan (6)
                  10.14    Registration Rights agreement, dated as of December 31, 2000, by and among Northeast Pennsylvania Financial Corp., James
                           Clark, James McCann, Joseph Schlitzer and John W. Sink (7)
                  11.0     Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)
                           13.0 2002 Annual Report to Shareholders 21.0 Subsidiary information is incorporated by reference to “Part I – Subsidiaries”
                  13.0     2002 Annual Report to Shareholders
                  21.0     Subsidary information is incorporated by reference to “Part I – Subsidiaries”
                  23.0     Consent of KPMG LLP
                  99.1     Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  99.2     Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    (1) Incorporated herein by reference into this document from the Exhibits to the Form S- 1 Registration Statement, and any amendments thereto, Registration No. 333-43281

                    (2) Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-Q for the quarter ended June 30, 2002.

                    (3) Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-K for the year ended September 30, 1998.

                    (4) Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-K for the year ended September 30, 2001.

                    (5) Incorporated herein by reference into this document from the Proxy Statement for the 1998 Special Meeting of
                        Shareholders dated September 9, 1998

                    (6) Incorporated herein by reference into this document from the proxy statement for the 2000 Annual Meeting of
                        Shareholders dated December 20, 1999.

                    (7) Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-Q for the quarter ended March 31, 2002.

(b) Reports on Form 8-K

                               On July 29, 2002, the Company filed a Form 8-K in which it announced under Item 5 that its stock would begin trading on the Nasdaq National Market on Thursday, August 1, 2002 under the symbol "NEPF".  The press release announcing the appointment was attached by exhibit.

                                                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Pennsylvania Financial Corp.

By /s/   E. Lee Beard                                                    December 23, 2002
E. Lee Beard
President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  E. Lee Beard
E. Lee Beard
President, Chief Executive Officer and Director
(Principal Executive Officer)
                                                                                December 23, 2002
/s/  Paul Conard
Paul Conard
Director
                                                                                December 23, 2002
/s/ William R. Davidson
Dr. William R. Davidson
Director
                                                                                December 23, 2002
/s/  Barbara Ecker
Barbara Ecker
Director
                                                                                December 23, 2002
/s/  R. Peter Haentjens, Jr.
R. Peter Haentjens, Jr.
Director
                                                                                December 23, 2002
/s/ Thomas L. Kennedy
Atty. Thomas L. Kennedy
Chairman of the Board
                                                                                December 23, 2002
/s/ John P. Lavelle
Honorable John P. Lavelle
Director
                                                                                December 23, 2002
/s/  Michael J. Leib
Michael J. Leib
Director
                                                                                December 23, 2002
/s/_William J. Spear
William J. Spear
Director
                                                                                December 23, 2002
/s/ Joseph Schlitzer
Joseph Schlitzer
Director
                                                                                December 23, 2002
/s/ Patrick J. Owens, Jr.
Patrick J. Owens, Jr.
Treasurer, CFO
(Principal Accounting and Financial Officer)
                                                                                December 23, 2002

CERTIFICATION

I, E. Lee Beard, certify that:

  I have reviewed this annual report on Form 10-K of Northeast Pennsylvania Financial Corp.;

  Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: __________________

/s/ E. Lee Beard
------------------------------
E. Lee Beard
President and Chief Executive Officer

CERTIFICATION

I, Patrick J. Owens, Jr., certify that:

  I have reviewed this annual report on Form 10-K of Northeast Pennsylvania Financial Corp.;

  Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: __________________

/s/ Patrick J. Owens, Jr.
---------------------------
Patrick J. Owens, Jr.
Treasurer and Chief Financial Officer

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

                                                                                     At September 30,
                                                                                     ---------------
                                                                                (in thousands)

                                                             2002         2001           2000             1999              1998
                                                             ----         ----           ----             ----              ----

SELECTED CONSOLIDATED FINANCIAL DATA:
Total Assets                                               $898,042     $808,830       $637,342          $612,225         $522,268
Cash and cash equivalents                                    25,302        9,060          6,295             4,177            3,053
Loans, net (1)                                              489,373      498,151        415,336           364,294          282,706
Securities held-to-maturity:
   Investment securities, net                                 3,652       17,842         30,336            30,332           31,770
Securities available-for-sale:
   Mortgage-related securities, net                         225,287      138,467         53,076            56,333           75,651
   Investment securities, net                               102,599      105,181        104,398           133,502          113,443
Deposits                                                    604,966      515,735        419,671           375,983          324,005
FHLB Advances                                               208,421      204,441        137,461           155,980          106,498
Total equity                                                 68,385       75,837         72,975            75,476           87,434
Assets acquired through foreclosure                             547          390            173                98              112
Non-performing assets and
   troubled debt restructurings                               4,747        5,113          3,672             1,469            1,351

                                                                  For the Fiscal Years Ended September 30,
                                                                  ---------------------------------------
                                                                                (in thousands)

                                                   2002          2001              2000             1999         1998
                                                   ----          ----              ----             ----         ----

SELECTED OPERATING DATA:
Total interest income                            $54,255       $54,330           $45,090          $37,674       $30,542
Interest expense                                  28,988        31,314            26,531           19,822        15,566
                                                  ------        ------            ------           ------        ------
   Net interest income                            25,267        23,016            18,559           17,852        14,976
  Provision for loan losses                        2,766         1,681             1,467              747         1,059
                                                   -----         -----             -----              ---         -----
Net interest income after provision
   for loan losses                                22,501        21,335            17,092           17,105        13,917
  Non-interest income:
   Net gain on sale of securities                    308           333                37               63            62
   Other                                           8,083         4,982             1,859            1,805           894(2)
  Non-interest expense                            23,791        19,655            14,471           13,395        15,279(3)
                                                  ------        ------            ------           ------      --------

Income (loss) before income taxes                  7,101         6,995             4,517            5,578          (406)
Income tax expense (benefit)                       2,603         2,188               581            1,013          (359)
                                                   -----         -----               ---            -----          ----
  Net income (loss)                               $4,498        $4,807            $3,936           $4,565          ($47)
                                                  ======        ======            ======           ======          ====

                                                                   At or for the Fiscal Years Ended September 30,
                                                                   ---------------------------------------------

                                                            2002         2001         2000           1999           1998
                                                            ----         ----         ----           ----           ----

SELECTED OPERATING DATA (4):
Performance Ratios:
   Average yield on interest-earning assets (5)            6.80%         7.65%        7.52%           7.34%         7.45%
   Average rate paid on interest-bearing
    liabilities                                            3.91          4.79         4.81            4.36          4.35
   Average interest rate spread (6)                        2.89          2.86         2.71            2.98          3.10
   Net interest margin (7)                                 3.21          3.33         3.26            3.65          3.74
   Ratio of interest-earning assets to
    interest-bearing liabilities                         109.17        111.05       112.74          118.00        117.35
   Net-interest income after provision for loan
    losses to non-interest expense                        94.58        108.41       118.11          127.70         91.09
   Non-interest expense as a percent of
    average assets                                         2.80          2.63         2.24            2.42          3.53
   Return on average assets                                 .53           .63          .61             .83          (.01)
   Return on average equity                                6.39          6.31         5.44            5.78          (.08)
   Ratio of average equity to average assets               8.34         10.02        11.22           14.72         13.40
  Common stock dividend payout ratio (diluted)            44.23         37.62        37.97           25.81           N/A

  Loans, net, represents gross loans receivable net of the allowance for loan losses, loans in process and deferred loan origination fees. The allowance for loan losses at September 30, 2002, 2001, 2000, 1999 and 1998 was $5.4 million, $4.5 million, $4.2 million, $2.9 million, and $2.3 million, respectively.

  Includes $176,000 net loss for disposition of branch equipment in connection with a branch relocation in fiscal 1998.

  Includes a one time $4.8 million expense resulting from the contribution of Company common stock in connection with the establishment of the First Federal Charitable Foundation.

  To the extent applicable, all ratios are based on average daily balances during the indicated periods.

  Calculations of yield are presented on a taxable equivalent basis using the combined Federal and State income tax rate of 40%.

  The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

  The net interest margin represents net interest income as a percent of average interest-earning assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION AND BUSINESS

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of Northeast Pennsylvania Financial Corp.‘s (the “Company”) operations and significant changes in the results of operations for the periods presented. The discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto presented elsewhere in this Annual Report.

The Company serves Northeastern and Central Pennsylvania through 19 full service community office locations, three financial centers and a loan production office. The Company, through its subsidiaries, provides a wide range of financial services to individual and corporate customers. The Company is subject to competition from other financial institutions and other companies that provide financial services.

The Company is a business corporation formed at the direction of the Bank under the laws of Delaware on December 16, 1997. On March 31, 1998: (i) the Bank converted from a Federally-chartered mutual savings and loan association to a Federally-chartered stock savings bank; (ii) the Bank issued all of its outstanding capital stock to the Company; and (iii) the Company consummated its initial public offering of common stock, par value $.01 per share (the “common stock”), by selling at a price of $10.00 per share, 5,437,062 shares of common stock to certain eligible account holders of the Bank who had subscribed for such shares (collectively, the “Conversion”), by selling 514,188 shares to the Bank’s Employee Stock Ownership Plan and related trust (“ESOP”) and by contributing 476,100 shares of common stock to The First Federal Charitable Foundation (the “Foundation”), a charitable foundation dedicated to the communities served by the Bank. The common stock contributed by the Company to the Foundation at a value of $4.8 million was charged to expense. The Conversion resulted in net proceeds of $52.1 million, after expenses of $2.2 million. Net proceeds of $25.0 million were invested in the Bank to increase the Bank’s tangible capital to 13.3% of the Bank’s total adjusted assets.

The Company’s results of operations are dependent primarily on the results of operation of the Bank and thus are dependent to a significant extent as on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. However, non-interest income has become a significant segment of the Company’s operations mainly due to fees earned by non-bank subsidiaries. In addition to First Federal Bank, a federal savings bank, the Company’s other subsidiaries are Abstractors, Inc., which is a title insurance agency, Northeast Pennsylvania Trust Co. (the “Trust Co.”), which offers trust, estate, and asset management services and products, and Higgins Insurance Associates, Inc. (“Higgins”), which provides insurance and investment products to individuals and businesses. FIDACO, Inc. is an inactive subsidiary of the Bank. Also, the Company has a trust subsidiary established in connection with trust preferred offerings. Results of operations are also affected by the Company’s provision for loan losses, loan and security sales activities, service charges and other fee income, and non-interest expense. The Company’s non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Forward Looking Statements

In addition to historical information, our Annual Report may include certain forward-looking statements based on current management expectations. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. The Company’s actual results could differ materially from management expectations. Because of general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the Federal government, changes in tax policies, rates and regulation of Federal, State and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by applicable law and regulation, the Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Strategy

The Company’s operating strategy is that of a community-based financial services company, offering a wide variety of financial products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, construction lending and small business and municipal commercial lending. The Company is also meeting the needs of its customers through offering financial services, including insurance products and asset management services. In order to promote long-term financial strength and profitability, the Company’s operating strategy has focused on: (i) maintaining strong asset quality by originating one- to four-family loans located in its market area; (ii) increasing profitability by emphasizing higher yielding consumer and commercial loans; (iii) managing its interest rate risk by emphasizing shorter-term, fixed-rate, one- to four-family loans, in addition to consumer and commercial loans; limiting its retention of newly originated longer-term fixed-rate one- to four-family loans; soliciting longer-term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”); and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the financial needs of its customers through expanded products, such as personal and business insurance from Higgins, trust and investment management services from the Trust Co., title insurance from Abstractors, Inc., all with improved delivery systems through technological advances and integration of products; and (v) maintaining a strong regulatory capital position.

The Company has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on its consumer lending and commercial lending, primarily to small businesses and municipalities. As a result of its policy to limit its retention of newly originated longer-term, fixed-rate one- to four-family loans to 25% of total loan originations during a fiscal year, periodically the Company has had to limit its originations of such loans. Additionally, the Company has implemented a program to sell in the secondary market longer-term, fixed-rate one- to four-family loans which it could originate in excess of its retention policy for such loans. The Company began offering loan products which it has historically not offered, such as nonconforming one- to four-family loans. These loan products are currently being held in the Company’s portfolio, however they have been originated to be saleable in the secondary market.

Management of Interest Rate Risk and Market Risk Analysis

The principal objective of the Bank’s interest rate risk management is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Bank’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors’ approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors has established an Asset Liability Committee (the “ALCO”), which is responsible for reviewing the Bank’s asset/liability policies and interest rate risk position. The ALCO meets on a quarterly basis and reports trends and interest rate risk position to the Finance Committee of the Board of Directors. The ALCO then reviews with the Finance Committee its activities and strategies, the effect of those strategies on the Bank’s net interest margin, the market value of the portfolio, and the effect changes in interest rates will have on the Bank’s portfolio and exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

In recent years, the Bank has utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and retention of fixed-rate mortgages having terms to maturity of not more than 15 years, adjustable-rate and shorter-term loans, commercial loans and consumer loans; (ii) limiting the retention for portfolio of all fixed-rate mortgage loans greater than 15-years to no more than 25% of the total originations in a given year; and (iii) selling, in the secondary market, the excess of origination of fixed-rate mortgage loans with terms greater than 15 years, which exceed the Bank’s retention policy, while retaining the servicing rights, and; (iv) investing in shorter-term and, to a lesser extent, adjustable-rate securities which generally bear lower yields, compared to longer-term investments, but which better position the Bank for increases in market interest rates. During fiscal 2002, the Bank continued to originate in excess of the 25% limitation, however it has continued selling in the secondary market long-term fixed-rate mortgages that exceed that limit.

Management believes that reducing its exposure to interest rate fluctuations will enhance long-term profitability. However, the Bank’s strategies may adversely impact net interest income due to lower initial yields on some of these investments in comparison to longer-term fixed-rate investments and whole loans. To promote a higher yield on its investment securities, while at the same time addressing the Bank’s interest rate risk management policies, the Bank has invested a portion of its portfolio of investment securities in longer-term (more than five years) Federal agency obligations, which have call features. Given the rates of such securities in comparison to current market interest rates, the Bank anticipates the majority of such securities may be called prior to their contractual maturity.

Net Portfolio Value. The Company’s interest rate sensitivity is primarily monitored by management through the use of a model, which generates estimates of the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. Such analysis was prepared by a third party for the Company. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model estimates loan prepayment rates, reinvestment rates, and deposit decay rates. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Reports, the results of which vary from the Company’s internal model primarily due to differences in assumptions utilized.

The following table sets forth the Company's NPV as of September 30, 2002.

                                                                                  NPV as % of Portfolio
                                        Net Portfolio Value                          Value of  Assets
                           --------------------------------------------           ----------------------
Change in
Interest Rates
In Basis Points                                                                NPV
(Rate Shock)               Amount         $ Change            % Change         Ratio            Change(1)
---------------            ------         --------            --------        -------           ----------
                                        (In Thousands)

    300                   $90,915           $16,807             22.68%         9.94%              201
    200                    88,430            14,322             19.33          9.59               165
    100                    83,247             9,139             12.33          8.95               102
    Static                 74,108                 0              0.00          7.93                 0
    (100)                  54,732           (19,376)           (26.15)         5.89              (204)

 (1)   Expressed in basis points.

The following table sets forth the Company's NPV as of September 30, 2001.

                                                                                  NPV as % of Portfolio
                                        Net Portfolio Value                          Value of  Assets
                           --------------------------------------------           ----------------------
Change in
Interest Rates
In Basis Points                                                                NPV
(Rate Shock)               Amount         $ Change            % Change         Ratio            Change(1)
---------------            ------         --------            --------        -------           ----------
                                       (In Thousands)

    300                   $78,236         $(13,360)            (14.59)%         9.70%               (120)
    200                    84,847           (6,748)             (7.37)         10.36                 (54)
    100                    90,209           (1,387)             (1.51)         10.85                  (5)
    Static                 91,596                0                  0          10.90                   0
    (100)                  83,560           (8,036)             (8.77)          9.93                 (97)
    (200)                  71,655          (19,941)            (21.77)          8.53                (237)
    (300)                  59,119          (32,477)            (35.46)          7.06                (384)

 (1)   Expressed in basis points.

       Certain shortcomings are inherent in the methodology used in the NPV interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point in time. Such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

       Average Balance Sheet. The following table sets forth certain information relating to the Company for the fiscal years ended September 30, 2002, 2001 and 2000. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                              For the Fiscal Years Ended September 30,
                                                              ---------------------------------------
                                                                           (in thousands)
                                                  2002                            2001                             2000
                                                  ----                            ----                             ----
                                                            Average                          Average                        Average
                                        Average              Yield/      Average              Yield/    Average              Yield/
                                        Balance   Interest    Rate       Balance  Interest     Rate     Balance  Interest     Rate
                                        -------   --------    ----       -------  --------     ----     -------  --------     ----

INTEREST-EARNING ASSETS:
   Loans (1):
Real estate:
       Taxable                         $283,832   $21,163     7.46%     $299,711   $23,202     7.74%   $252,129  $18,812       7.46%
       Non-taxable(2)                     4,018       332     8.26         3,716       323     8.69         286       29      10.08
Commercial:
     Taxable                             26,978     1,885     6.99        18,591     1,529     8.23      14,119    1,161       8.21
     Non-taxable(2)                       6,623       456     6.88         8,005       608     7.60       8,820      637       7.22
Consumer
                                        177,907    15,357     8.63       157,084    14,097     8.97     125,697   10,742       8.55
                                       --------   -------     ----      --------   -------     ----    --------   ------       ----
Total loans                             499,358    39,193     7.85       487,107    39,759     8.16     401,051   31,381       7.82

Mortgage-related securities (3)         177,373     8,701     4.91        93,581     5,852     6.25      54,749    3,683       6.73
Investment securities (4):
        Taxable                          95,787     5,507     5.75       103,032     7,174     6.96     104,590    7,274       6.95
        Non-taxable (2)                  19,708     1,411     7.16        35,699     2,624     7.35      59,173    4,515       7.62
Interest-earning deposits                16,636       172     1.03         6,180        75     1.21       2,107      (80)     (3.80)
                                       --------   -------     ----      --------   -------     ----    --------   ------       ----
Total interest-earning assets           808,862    54,984     6.80       725,599    55,484     7.65     621,670   46,773       7.52
Noninterest-earning assets               41,039                           34,590                         23,414

         Total assets                  $849,901                         $760,189                       $645,084
                                       ========                         ========                       ========

INTEREST-BEARING LIABILITIES:
   Deposits:
Money market and NOW accounts          $132,896    $2,457     1.85%      $81,118    $1,919     2.37%    $59,475   $1,280       2.15%
Savings accounts                         93,114     1,141     1.22        88,018     1,796     2.04      68,095    1,463       2.15
Certificates of deposit                 303,365    13,324     4.39       291,274    16,323     5.60     232,069   12,568       5.42
                                       --------   -------     ----      --------   -------     ----    --------   ------       ----
Total deposits                          529,375    16,922     3.20       460,410    20,038     4.35     359,639   15,311       4.26
FHLB advances and other
      borrowings                        211,552    12,066     5.70       192,981    11,276     5.84     191,797   11,220       5.85
                                       --------   -------     ----      --------   -------     ----    --------   ------       ----
   Total interest-bearing liabilities   740,927    28,988     3.91       653,391    31,314     4.79     551,436   26,531       4.81
      Non-interest-bearing liabilities   38,054                           30,629                         21,288
                                       --------                         --------                       --------
      Total liabilities                 778,981                          684,020                        572,724
   Equity                                70,920                           76,169                         72,360
                                       --------                         --------                       --------

      Total liabilities and equity     $849,901                         $760,189                       $645,084
                                       ========                         ========                       ========

   Net interest-earning assets          $67,935                          $72,208                        $70,234
   Net interest income/interest rate
    spread (5)                                    $25,996     2.89%                $24,170     2.86%             $20,242       2.71%
                                                  -------     ----                 -------     ----               ------       ----
   Net interest margin as a percentage
     of interest-earning assets (6)                  3.21%                            3.33%                         3.26%
                                                     ----                             ----                          ----
   Ratio of interest-earning assets to
     interest-bearing liabilities        109.17%                          111.05%                        112.74%
                                       --------                         --------                       --------
  Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and includes non-performing loans.

  Interest and Yield/Rate are presented on a taxable equivalent basis using the combined Federal and State income tax marginal rate of 40%.

  Includes mortgage-related securities available for sale and held to maturity.

  Includes investment securities available for sale and held to maturity, stock in the FHLB, Freddie Mac and Fannie Mae securities.

  Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

  Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                                                          Year Ended September 30,
                                                                          ------------------------
                                                                                   (in thousands)
                                                            2002 vs 2001                               2001 vs 2000
                                                            ------------                               ------------
                                                       Increase         Total Increase            Increase        Total Increase
                                                  (Decrease) due to        (Decrease)         (Decrease) due to      (Decrease)
                                                  -----------------        ----------          ----------------       ---------

                                                 Rate       Volume                           Rate       Volume
                                                 ----       ------                           ----       ------
INTEREST-EARNING ASSETS:
  Loans (1):
  Real Estate:
   Taxable                                     $(836)     $(1,203)         $(2,039)          $729       $3,661          $4,390
   Non Taxable (2)                               (14)           23                9           (4)          298             294
  Commercial:
   Taxable                                      (178)          534              356             0          368             368
   Non Taxable (2)                               (53)         (99)            (152)            37         (66)            (29)
  Consumer                                      (509)        1,769            1,260           561        2,794           3,355
                                               -----      --------         --------         -----     --------         -------
    Total loans                               (1,590)        1,024            (566)         1,323        7,055           8,378

  Mortgage-related securities (3)               (903)        3,752            2,849         (239)        2,408           2,169
  Investment securities (4):
   Taxable                                    (1,188)        (479)          (1,667)             8        (108)           (100)
   Non Taxable (2)                               (66)      (1,147)          (1,213)         (160)      (1,731)         (1,891)
  Interest-earning deposits                       (9)          106               97         (333)          488             155
                                               -----      --------         --------         -----     --------         -------
    Total interest-earning assets             (3,756)        3,256            (500)           599        8,112           8,711
                                               -----      --------         --------         -----     --------         -------
INTEREST-BEARING LIABILITIES:
  Deposits:
   Money Market and NOW accounts                (280)          818              538           137          502             639
   Savings accounts                             (766)          111            (655)          (69)          402             333
   Certificates of deposit                    (3,711)          712          (2,999)           451        3,304           3,755
  FHLB advances and other borrowings            (261)        1,051              790          (13)           69              56
                                               -----      --------         --------         -----     --------         -------
    Total interest-bearing liabilities        (5,018)        2,692          (2,326)           506        4,277           4,783
                                               -----      --------         --------         -----     --------         -------

Increase (decrease) in net interest income     $1,262         $564           $1,826           $93       $3,835          $3,928
                                               =====      ========         ========         =====     ========         =======
  Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and includes non-performing loans.

  Presented on taxable equivalent basis using the combined Federal and State income tax marginal rate of 40%.

  Includes mortgage-related securities available for sale and held to maturity.

  Includes investment securities available for sale and held to maturity, stock in FHLB, Freddie Mac and Fannie Mae securities.

RESULTS OF OPERATIONS

       General. Net income for fiscal 2002 decreased $309,000 from $4.8 million for fiscal 2001, to $4.5 million for fiscal 2002. This decrease primarily was attributable to a $4.1 million increase in non-interest expense and a $1.1 million increase in provision for loan loss, offset by a $3.1 million increase in non-interest income, a $2.3 million decrease in interest expense and a $400,000 increase in income tax expense.

The Company experienced a $871,000 increase in net income for fiscal 2001 compared to 2000. This increase was primarily due to a $9.2 million increase in interest income and a $3.4 million increase in non-interest income, offset by a $5.2 million increase in non-interest expense, a $4.8 million increase in interest expense and a $1.6 million increase in income tax expense.

       Interest Income. Interest income decreased $75,000 for fiscal 2002. This decrease was partially due to the $2.4 million decrease in interest income on investment securities from a $23.2 million decrease in the average balance of these securities, as well as, a decrease of 140 basis points in the average yield. Interest income on loans decreased $525,000 due to a 31 basis point reduction in the average yield on total loans, while the average balance of total loans increased $12.3 million. Interest income on mortgage-related securities increased $2.8 million due to a $84.0 million increase in the average balance, offset by a 134 basis point decrease in the average yield.

Interest income on loans increased $8.3 million, or 26.6%, to $39.5 million for fiscal 2001 from $31.2 million for fiscal 2000. Taxable real estate interest income increased $4.4 million, or 23.3%, due to a $47.6 million increase in the average balance as a result of loans acquired from the acquisition of Security Savings Association of Hazleton. The increase in the average yield of taxable real estate loans is the result of the Bank originating and holding loans which were not saleable in the secondary market. Consumer loan interest income increased $3.4 million, due to a $31.4 million increase in the average balance of these loans, as a result of a larger automobile dealer base which increased indirect auto originations. The increase in the average yield of consumer loans is the result of originating more used auto loans, as compared to new auto loans.

       Interest Expense. Interest expense decreased $2.3 million for fiscal 2002. This change in interest expense was primarily the result of a $3.1 million decrease in interest expense on deposits, due to a 115 basis point decrease in the average rate, while the average balance on deposits increased $69.0 million.

Interest expense increased $4.8 million, or 18.0%, to $31.3 million in fiscal 2001 compared to $26.5 million for 2000. The increase in interest expense was primarily the result of a $59.2 million increase in the average balance of certificates of deposit combined with an 18 basis point increase in the average rate of such accounts. Also contributing to this increase was a $21.6 million increase in the average balance of money market and NOW accounts and a $19.9 million increase in the average balance of savings accounts.

       Provision for Loan Losses. The Company's provision for loan losses for fiscal 2002 was $2.8 million, compared to $1.7 million for fiscal 2001. The 2002 provision reflects the Company's increased concentration in commercial and consumer lending, which carries an increased degree of risk. The increase in the provision from 2000 to 2001 was the result of an increase in non-performing loans and charge-offs. Provision for loan losses are charges to earnings to bring the total allowance for loan losses to a level reflecting management's best estimate of known and inherent loan losses in the loan portfolio based on management's evaluation of the portfolio's collectibility. Management's judgment as to the appropriate amount for the provision is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

       Non-interest Income. Non-interest income increased $3.1 million for fiscal 2002, primarily due to a $1.1 million increase in insurance premium income. Gain on sale of loans increased $757,000 primarily as a result of the $50.0 million automobile loan securitization accounted for as a sale during the year. The $744,000 increase in other income is primarily attributable to income from Bank-owned life insurance and income on the retained interest associated with the sale of automobile loans, as well as, losses in fiscal 2001 from the Company's investment in BuildersFirst Holdings, Inc. that did not occur in fiscal 2002.

The Company experienced a $3.4 million increase in non-interest income for fiscal 2001. This increase was due to a $1.8 million increase in insurance premium income primarily due to the acquisition of Higgins in December of 2000. Gain of the sale of loans increased $562,000 due to the sale of certain fixed-rate mortgage loans obtained in the acquisition of Security Savings. Such loans were sold for interest rate risk purposes. Service charges and other fees increased $432,000 as a result of higher outstanding balances on deposits and a larger customer base. The increase in gain of sale of securities was a result of portfolio restructuring transactions which resulted in gains.

       Non-interest Expense. Total non-interest expense increased $4.1 million, or 21.0%, from $19.7 million for the year ended September 30, 2001 to $23.8 million for the year ended September 30, 2002. The largest increase was in salary and benefit expense, which increased $2.2 million, or 21.6% as a result of additional employees required to staff growing lines of business and expanded delivery channels. Other non-interest expense increased $649,000 mainly due to costs associated with foreclosed properties in the current year, compared to reimbursements received in fiscal 2001 for such costs. General operating expenses such as telephone, supplies and postage increased due to additional branch and company growth. Professional fees increased $496,000 due to the one-time costs associated with the research and design of a campaign to promote the Company's lines of business and increase customer use of the Company's products and services. Occupancy costs increased $454,000 due to branch, company and technological expansion.

Total non-interest expense increased $5.5 million, or 38.1%, from $14.5 million for the year ended September 30, 2000 to $20.0 million for the year ended September 30, 2001, due primarily to an increase in salary and benefit expense of $2.5 million, or 32.4%, primarily due to additional staff due to the acquisitions of Security Savings and Higgins, coupled with new community office locations. Other non-interest expense was also affected by increases in general operating expenses such as supplies and postage due to additional community office locations. Amortization of intangibles increased $788,000 as a direct result of the acquisitions of Security Savings and Higgins. Occupancy expense increased $649,000 mainly due to renovations and rent costs on properties acquired from Security Savings. Professional fees increased $383,000 as a result of increased consulting fees for a unifying brand identification project to maximize market benefits of all the Company’s subsidiaries.

       Income Taxes. The Company had income tax expense of $2.6 million and $2.2 million for the years ended September 30, 2002 and 2001, respectively, resulting in an effective tax rate of 36.7% for fiscal 2002 as compared to 31.3% for fiscal 2001. The increase in the effective tax rate was the result of a combination of a decrease in nontaxable income and a $409,000 increase in the valuation allowance relating to the deferred tax asset associated with the carryforward of the 1998 contribution to the First Federal Charitable Foundation.

For fiscal 2001, the Company had income tax expense of $2.2 million, compared to $581,000 for fiscal 2000. The effective tax rate for the year ended September 30, 2001 was 31.3% compared to 12.9% at September 30, 2000. The increases in income tax expense and the effective tax rate were attributable to the increase in income before taxes, the sale of certain tax-exempt securities, and the providing of a valuation allowance for the deferred tax asset associated with the charitable contribution to the First Federal Charitable Foundation in the amount of $335,000.

FINANCIAL CONDITION

Total assets increased $89.2 million from $808.8 million at September 30, 2001 to $898.0 million at September 30, 2002. The growth in assets was primarily due to increases in securities available for sale, cash, and bank-owned life insurance, offset by a decrease in securities held to maturity and loans receivable.

Available-for-sale securities increased $84.3 million, from $243.6 million at September 30, 2001 to $327.9 million at September 30, 2002. The increase was primarily attributable to the purchase of mortgage-backed securities, combined with a change in unrealized gain.

Held-to-maturity securities decreased $14.2 million from $17.8 million at September 30, 2001 to $3.7 million at September 30, 2002. This decrease was the result of maturities and calls of obligations of U.S. government agencies.

Loans, net, decreased $8.8 million to $489.4 million at September 30, 2002. This was primarily due to a $50.0 million automobile loan securitization accounted for as a sale, offset by increased automobile originations. Total real estate loans decreased $18.2 million due to the sale of mortgage loans with initial rate adjustments of fifteen years or more. Commercial loans increased $11.4 million as a result of increased originations from business development efforts.

During the year, the Bank purchased bank owned life insurance in the amount of $10.0 million. The bank-owned life insurance had an annualized tax equivalent yield for fiscal 2002 of 9.12%.

Total liabilities increased $96.7 million from $733.0 million at September 30, 2001 to $829.7 million at September 30, 2002. The rise in liabilities was mainly attributable to a $89.2 million growth in deposits, the issuance of $7.0 million trust–preferred securities and a $4.0 million increase in FHLB advances.

Total deposits increased $89.2 million, or 17.3%, to $605.0 million at September 30, 2002. The increase in deposits was primarily due to a $86.6 million increase in checking accounts from $123.3 million at September 30, 2001 to $209.9 million at September 30, 2002, as a result of increased marketing efforts to attract lower costing core deposits.

During the year, the Company issued $7.0 million of trust-preferred securities. The interest rate on the trust-preferred securities is variable and adjusts semi-annually at 3.70% over six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11.00% is effective through April 22, 2007. The

Company used the proceeds of the offering for general corporate purposes, specifically, the repurchase its common stock.

FHLB advances increased $4.0 million from $204.4 million at September 30, 2001 to $208.4 million at September 30, 2002. This was a result of management’s utilization of FHLB borrowings to fund the purchase of investment securities.

Total equity decreased $7.5 million to $68.4 million at September 30, 2002 primarily due to the repurchase of 812,903 shares of its common stock during the year at a cost of $14.4 million, and $2.0 million in cash dividends. This decrease in equity was offset by net income of $4.5 million for the year and a $2.4 million increase in unrealized gain on securities.

Investment Activities

The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company’s lending activities. The Company primarily utilizes investments in securities for liquidity management and as a method of deploying excess funds not utilized for loan originations or purchases. Generally, the Company’s investment policy is more restrictive than the OTS regulations allow and, accordingly, the Company has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, Federal funds and U.S. Government-sponsored agency-issued mortgage-backed securities. As required by SFAS No. 115, the Company has established an investment portfolio of securities that are categorized as held to maturity or available for sale. The Company does not currently maintain a portfolio of securities categorized as held for trading. At September 30, 2002, the available-for-sale securities portfolio totaled $327.9 million, or 36.5% of assets, and the held-to-maturity portfolio totaled $3.7 million, or 0.4% of assets.

The following table sets forth certain information regarding the amortized cost and fair value of the Company’s securities at the dates indicated.

                                                                      At September 30,
                                                                      ----------------
                                                                      (in thousands)
                                                        2002                         2001                       2000
                                                        ----                         ----                       ----
                                               Amortized          Fair      Amortized        Fair     Amortized        Fair
                                                 Cost            Value        Cost          Value        Cost          Value
                                               ---------         -----      ---------       -----     ---------        ------

Investment securities:
  Debt securities held to maturity:
   Obligations of U.S. government
    agencies                                         $-              $-       $13,992      $14,096      $26,785       $24,906
   Other securities                               3,553           3,608         3,552        3,425        3,551         3,223
   Certificates of Deposit                           99              99           298          298            -             -
                                               ---------        -------     ---------     --------     --------        ------

      Total                                      $3,652          $3,707       $17,842      $17,819      $30,336       $28,129
                                               ---------        -------     ---------     --------     --------        ------

  Debt securities available for sale:
   Obligations of U.S. Treasury and U.S.
    government agencies                         $24,032         $24,446       $14,471      $14,605      $39,477       $38,073
   Other securities                              61,396          62,842        77,419       76,512       60,639        55,881
                                               ---------        -------     ---------     --------     --------        ------

      Total                                     $85,428         $87,288       $91,890      $91,117     $100,116       $93,954
                                               ---------        -------     ---------     --------     --------        ------

  Equity securities available for sale:
   FHLB Stock                                   $10,971         $10,971       $10,222      $10,222       $6,873        $6,873
   Freddie Mac Stock                              2,241           2,068         1,613        1,592          910         1,260
   Fannie Mae Stock                               2,000           1,992         2,000        1,999        1,000         1,003
   Other equity securities                          284             280           206          251          813         1,308
                                               ---------        -------     ---------     --------     --------        ------
    Total equity securities available for
      sale                                       15,496          15,311        14,041       14,064        9,596        10,444
                                               ---------        -------     ---------     --------     --------        ------
     Total debt and equity securities          $104,576        $106,306      $123,773     $123,000     $140,048      $132,527
                                               =========        =======     =========     ========     ========        ======
  Mortgage-related securities available for
    sale:
   Freddie Mac                                  $17,577         $18,041       $13,253      $13,692       $9,049        $8,918
   Fannie Mae                                    52,615          54,021        29,542       30,146       16,301        16,089
   Ginnie Mae                                     5,930           6,065        12,025       12,224        4,990         5,000
   Collateralized mortgage obligations          116,596         118,455        69,426       70,367       23,470        23,069
   Other securities                              28,665          28,705        12,011       12,038            -             -
                                               ---------        -------     ---------     --------     --------        ------
     Total mortgage-related securities
       available for sale                       221,383         225,287       136,257      138,467       53,810        53,076
                                               ---------        -------     ---------     --------     --------        ------
     Total mortgage-related securities          221,383         225,287       136,257      138,467       53,810        53,076
                                               =========        =======     =========     ========     ========        ======
Total securities                               $325,959        $331,593      $260,030     $261,467     $193,858      $185,603
                                               =========        =======     =========     ========     ========        ======

The table below sets forth certain information regarding the carrying value, weighted-average yields and contractual maturities of the Company’s debt securities.

                                                                As of September 30, 2002

                                             Maturing      Maturing after   Maturing after  Maturing
                                            within one      one year but     5 years but    after 10
                                               year       within 5 years   within 10 years    years       Total
                                            ----------    --------------   ---------------  --------     --------
                                                                            (in thousands)
Available-for-sale debt securities:

   Municipal securities                           $-               $-              $-       $16,247      $16,247
   Obligations of U.S. Government agencies     1,000           14,411           5,999         2,622       24,032
   Mortgage-related securities                28,665            2,252          14,211       176,255      221,383
   Trust Preferred securities                      -                -               -        12,604       12,604
   Corporate Bonds                             6,980           21,616           3,949             -       32,545
                                             -------          -------         -------      --------     --------
     Total debt securities at amortized cost $36,645          $38,279         $24,159      $207,728     $306,811
                                             =======          =======         =======      ========     ========

     Total debt securities at fair value     $36,821          $39,705         $24,901      $211,148     $312,575
                                             =======          =======         =======      ========     ========

   Weighted-Average Yield                       3.89%            5.22%           5.33%         4.91%        4.86%

Held-to-maturity debt securities:

   Municipal securities                           $-               $-              $-        $3,553       $3,553
   Obligations of U.S. Government agencies         -                -               -             -            -
   Certificates of Deposit                        99                -               -             -           99
                                             -------          -------         -------      --------     --------
     Total debt securities at amortized cost     $99               $-              $-        $3,553       $3,652
                                             =======          =======         =======      ========     ========

     Total debt securities at fair value         $99               $-              $-        $3,608       $3,707
                                             =======          =======         =======      ========     ========
   Weighted Average Yield                       7.08%               -               -          4.64%        4.71%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yields are based on amortized cost including municipal securities which are not reported on a tax-equivalent basis.

Loans

Net loans show a slight decrease during 2002 which reflects the $50.0 million auto loan securitization accounted for as a sale during the year, offset by originations.

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                      At September 30,
                                                                      ---------------
                                                                      (in thousands)
                                  2002               2001               2000              1999                1998
                                  ----               ----               ----              ----                ----
                                    Percent             Percent            Percent            Percent            Percent
                           Amount   of Total   Amount   of Total   Amount  of Total   Amount  of total   Amount  of Total
                           ------   --------   ------   --------   ------  --------   ------  --------   ------  --------

Real Estate Loans:
  One- to four-family    $198,307    39.95%  $220,796    43.78%  $205,834   48.89%  $196,885   53.43%  $176,924   61.74%
  Multi-family and
   commercial              75,912    15.29     65,095    12.91     43,784   10.40     31,497    8.55     11,938    4.17
  Construction              7,157     1.44     13,690     2.71     11,993    2.85      3,983    1.08      3,759    1.31
                         --------    -----   --------    -----   --------   -----   --------   -----   --------   -----
   Total real estate
    loans                $281,376    56.68%  $299,581    59.40%  $261,611   62.14%  $232,365   63.06%  $192,621   67.22%
                         --------    -----   --------    -----   --------   -----   --------   -----   --------   -----
Consumer loans:
  Home equity loans
   and lines of credit    $79,253    15.97%   $79,840    15.84%   $72,474   17.21%   $70,118   19.03%   $52,244   18.23%
  Automobile               80,035    16.12     78,307    15.53     51,114   12.14     34,619    9.40     24,589    8.58
  Education                     -        -      2,846     0.56      3,516    0.84      2,796    0.76      2,351    0.82
  Unsecured lines of 1,884
   credit                   2,297     0.46      1,884     0.37      1,817    0.43      1,744    0.47      1,589    0.55
  Other                    10,376     2.09     10,288     2.04      8,021    1.90      5,571    1.51      3,423    1.20
                         --------    -----   --------    -----   --------   -----   --------   -----   --------   -----
    Total consumer
      loans              $171,961    34.64%  $173,165    34.34%  $136,942   32.52%  $114,848   31.17%   $84,196   29.38%
                         --------    -----   --------    -----   --------   -----   --------   -----   --------   -----
Commercial loans          $43,014     8.68%   $31,588     6.26%   $22,481    5.34%   $21,262    5.77%    $9,742    3.40%
                         --------    -----   --------    -----   --------   -----   --------   -----   --------   -----
    Total loans          $496,351   100.00%  $504,334   100.00%  $421,034  100.00%  $368,475  100.00%  $286,559  100.00%
                         ========    =====   ========    =====   ========   =====   ========   =====   ========   =====
Less:
    Deferred loan
      origination fees     $1,529              $1,686              $1,536             $1,361             $1,580
    Allowance for
      loan losses           5,449               4,497               4,162              2,924              2,273
                         --------            --------            --------           --------           --------
     Total loans, net    $489,373            $498,151            $415,336           $364,190           $282,706
                         ========            ========            ========           ========           ========

Loan Maturity. The following table shows the remaining contractual maturity of the Company’s total loans at September 30, 2002. The table does not include the effect of future principal prepayments.

                                                                                 At September 30, 2002
                                                                                 ---------------------
                                                                                     (in thousands)

                                                            Multi-
                                              One-to       Family and
                                              Four-         Commercial                                                      Total
                                              Family      Real Estate    Construction(1)     Consumer        Commercial     Loans
                                              ------      ------------   ------------        --------        ----------     ------

     Amount due in:
      One year or less                       $13,024         $1,835             $679         $25,296          $2,118        $42,952
      More than one year to five years        50,001         10,446               19          89,969           9,669        160,104
      More than five years                   135,282         63,631            6,459          56,696          31,227        293,295
                                            --------        -------           ------        --------         -------       --------
       Total amount due                     $198,307        $75,912           $7,157        $171,961         $43,014       $496,351
                                            ========        =======           ======        ========         =======       ========

  Construction loans, which consist of loans to the owner for the construction of one- to four-family residences, automatically convert to permanent financing upon completion of the construction phase.

The following table sets forth, at September 30, 2002, the dollar amount of loans contractually due after September 30, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                                      Due After September 30, 2003
                                                      ----------------------------
                                                             (in thousands)
                                                        Fixed                  Adjustable              Total
                                                       -------                 ----------              -----

       Real estate loans:
         One- to four-family                          $107,220                  $78,063               $185,283
         Multi-family and commercial
           real estate                                  27,853                   46,224                 74,077
         Construction                                      731                    5,747                  6,478
                                                      --------                 --------               ---------
           Total real estate loans                     135,804                  130,034                265,838
                                                      --------                 --------               ---------
         Consumer loans                                126,137                   20,528                146,665
         Commercial loans                               15,540                   25,356                 40,896
                                                      --------                 --------               ---------
           Total loans                                $277,481                 $175,918               $453,399
                                                      ========                 ========               =========

Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-performing assets, real estate owned (“REO”) and other repossessed assets. At September 30, 2002, non-performing loans totaled $4.2 million consisting of 84 non-accrual loans, and REO totaled $419,000 consisting of nine one- to four-family loans and one commercial loan. The decrease in non-performing loans, REO and repossessed assets was primarily due to the aggressive collection efforts in the consumer loan area. It is the policy of the Company to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to reverse all accrued interest. For the years ended September 30, 2002, 2001 and 2000, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $464,000, $303,000 and $136,000, respectively. The amount of interest income on such loans included in net income in fiscal year 2002, 2001 and 2000 was $131,000, $152,000 and $66,000, respectively. At September 30, 2002, the Company had a $7.8 million recorded investment in impaired loans, each of which had specific loan loss allowances totaling $1.6 million. At September 30, 2001, there was $9.6 million of impaired loans, each of which had specific loan loss allowances totaling $1.4 million. The average net recorded investment in impaired loans for the fiscal year ended September 30, 2002, 2001, and 2000, was $5.6 million, $1.9 million and $1.1 million, respectively.

                                                                                      At September 30,
                                                                                      ----------------
                                                                                   (in thousands)
                                                          2002              2001             2000              1999             1998
                                                          ----              ----             ----              ----             ----
   Non-performing assets:
    One- to four-family real estate                     $2,171            $1,902             $869              $848            $ 509
    Consumer                                               290               771              240               261              254
    Commercial                                           1,739             2,050            2,390               262              476
                                                        ------            ------           ------            ------           ------
      Total(1)                                          $4,200            $4,723           $3,499            $1,371           $1,239
   Real estate owned (REO)(1)                              419               249               51                19               63
   Other repossessed assets(1)                             128               141              122                79               49
                                                        ------            ------           ------            ------           ------
      Total non-performing assets                       $4,747            $5,113           $3,672            $1,469           $1,351
                                                        ======            ======           ======            ======           ======
   Troubled debt restructurings                            $55               $60               $-                $-               $-
   Troubled debt restructurings and
    total non-performing assets                         $4,802            $5,173           $3,672            $1,469           $1,351
                                                        ======            ======           ======            ======           ======
   Total non-performing loans and
    troubled debt restructurings as
    a percentage of total loans                          0.86%             0.95%            0.83%             0.38%            0.43%
   Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets                           0.53%             0.64%            0.58%             0.24%            0.26%

(1) Real estate owned balances and other repossessed assets are shown net of related loss allowances.

Allowance for Loan Losses.

The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the portfolio, based upon management’s evaluation of the portfolio’s collectibility. Management’s evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance, based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. The allowance for loan losses is also increased by balances acquired through acquisitions and recoveries and decreased by charge-offs. Loan losses are charged directly against the allowance, and recoveries on previously charged-off loans are added to the allowance.

In determining the provision, management considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. Management determines the allowance through a formula allowance, which gives consideration to historical losses and the current composition of the portfolios, specific allowances for identified problem loans and an unallocated allowance.

The formula allowance element gives consideration to historical losses and the current composition of the portfolios. Losses are recognized when (a) information indicates that it is probable that a loss has been incurred and (b) the amount of the loss can be reasonably estimated. Borrowers are impacted by events that result in loan default such as job loss, divorce, medical crisis or the loss of a major tenant. The average time-frame between the occurrence of such events and the resulting default and loss realization is between 1.0 and 2.5 years, depending upon the loan type. Therefore, for example, if the general credit characteristics of a portion of a loan portfolio have not changed significantly over time, losses can be estimated by calculating historical loss experience over such periods.

The formula allowance is determined by applying loss factors against all non-impaired loans. Loss factors may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are calculated based on models that estimate the probability of default and the period of loss realization, depending on the loan type and the rates of loss that have been experienced on such loans. Historical foreclosure and loss rates are then reviewed in order to attempt to estimate current losses. The Company’s analysis includes consideration of risk associated with imprecision in estimating inherent loan losses.

Specific allowances are established against individual residential 1-4 mortgage, consumer, commercial, and commercial and multi-family real estate loans for which management has performed analyses and concluded that, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, management believes that full collectibility in the normal manner is improbable if a loan is severely delinquent or if it has been determined that a borrower’s cash flow is inadequate for debt repayment. The amount of specific allowance is determined by an estimation of any underlying fair value of collateral, net of the cost of disposition of the collateral and the fair value is compared to the net book value of the loan. If the net book value exceeds the fair value, a specific allowance is established in an amount equal to the excess. Loans evaluated for specific allowance are excluded from the formula allowance analysis so as not to double-count loss exposure.

An unallocated allowance is established for losses which may not have been identified through the formula and specific portions of the allowance. The unallocated portion is more subjective and requires a high degree of management judgment and experience. Management has identified several factors that impact credit losses that are not considered in either the formula or the specific allowance segments. These factors consist of industry and geographic loan concentrations, changes in the composition of loan portfolios through acquisitions and new business strategies, changes in underwriting processes and trends in problem loan and loss recovery rates. Each factor is analyzed and assigned a range of values. At this time, management has chosen an unallocated allowance amount at the mid-point of the range for each factor.

As of September 30, 2002, the Company’s allowance for loan losses was $5.4 million, or 1.10% of total loans compared to $4.5 million, or 0.89% as of September 30, 2001. The increase in the allowance ratio was the result of the increased loss rate associated with a higher concentration in commercial and consumer lending. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. In light of the increased lending focus of the Company on loans involving greater risk than one- to four-family mortgage loans, and the anticipated future growth in such loans as a percentage of the Company’s total loan portfolio, the Company recognizes that its allowance for loan losses as a percentage of total loans may need to increase further in future periods.

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.

                                                              At or for the Fiscal Years Ended September 30,
                                                                                (in thousands)

                                                 2002              2001             2000              1999             1998
                                                 ----              ----             ----              ----             ----

        Allowance for loan losses,
         beginning of year                     $4,497            $4,162           $2,924            $2,273           $1,272
        Charged-off loans:
         One- to four-family real estate           56                 -                3                10               19
         Consumer                                 205               566              244                91               57
         Commercial                             1,732             1,621                -                 -                -
                                               ------            ------           ------            ------           ------
          Total charged-off loans               1,993             2,187              247               101               76
                                               ------            ------           ------            ------           ------
       Recoveries on loans previously
        charged off:
         One- to four-family real estate            -                 -                -                 -                -
         Consumer                                 179                24               18                 5               18
                                               ------            ------           ------            ------           ------
         Total recoveries                         179                24               18                 5               18
                                               ------            ------           ------            ------           ------
       Net loans charged off                    1,814             2,163              229                96               58
       Provision for loan losses                2,766             1,681            1,467               747            1,059
       Additional allowance from acquisition
        of Security Savings                         -               817                -                 -                -
                                               ------            ------           ------            ------           ------
       Allowance for loan losses,
        end of period                          $5,449            $4,497           $4,162            $2,924           $2,273
                                               ======            ======           ======            ======           ======
       Net loans charged off to average
        loans                                   0.36%             0.38%            0.06%             0.03%            0.02%
                                               ------            ------           ------            ------           ------
       Allowance for loan losses
        to total loans                          1.10%             0.89%            0.99%             0.80%            0.80%
                                               ------            ------           ------            ------           ------
       Allowance for loan losses to
        non-performing loans and troubled
        debt restructuring                    128.06%            94.02%          118.95%           213.27%          183.45%
                                               ------            ------           ------            ------           ------
       Net loans charged off to allowance
        for loan losses                        33.29%            40.76%            5.50%             3.28%            2.55%
                                               ------            ------           ------            ------           ------
       Recoveries to charge offs                8.98%             1.29%            7.29%             4.95%           23.68%
                                               ------            ------           ------            ------           ------

The following table sets forth the Company’s allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans. These allocations are no more than estimates and are subject to revision as conditions change. The change in the allowance from 2001 to 2002 reflects increased activity in commercial and consumer lending and increased levels of non-performing loans.

                                                                        At September 30,
                                                                     (in thousands)
                                        2002                                2001                             2000
                                        ----                                ----                             ----

                                                 Percent of                         Percent of                         Percent of
                                 % of Allowance   Loans in          % of Allowance   Loans in          % of Allowance   Loans in
                                     in each        each                in each       each                 in each        each
                                   Category to   Category to          Category to  Category to           Category to   Category to
                                       Total        Total                Total        Total                 Total         Total
                          Amount     Allowance      Loans     Amount   Allowance      Loans      Amount   Allowance       Loans
                          ---------------------------------------------------------------------------------------------------------
Real Estate               $1,641       30.12%       56.69%   $1,391       30.93%       59.40%     $979       23.52%        62.14%
Consumer                   1,015       18.63        34.65       739       16.43        34.34       489       11.75         32.52
Commercial                 2,297       42.15         8.66     1,951       43.38         6.26     2,108       50.65          5.34
Unallocated                  496        9.10            -       416        9.26            -       586       14.08             -
                          ------      ------       ------    ------      ------       ------    ------      ------        ------
  Total Allowance
  for loan losses         $5,449      100.00%      100.00%   $4,497      100.00%      100.00%   $4,162      100.00%       100.00%
                          ======      ======       ======    ======      ======       ======    ======      ======        ======

                                        1999                                1998
                                        ----                                ----

                                                 Percent of                         Percent of
                                 % of Allowance   Loans in          % of Allowance   Loans in
                                     in each        each                in each       each
                                   Category to   Category to          Category to  Category to
                                       Total        Total                Total        Total
                          Amount     Allowance      Loans     Amount   Allowance      Loans
                          ---------------------------------------------------------------------
Real Estate               $1,037       35.47%       63.06%     $748       32.91%       67.22%
Consumer                     424       14.50        31.17       300       13.20        29.38
Commercial                 1,072       36.67         5.77       546       24.02         3.40
Unallocated                  391       13.36            -       679       29.87            -
                          ------      ------       ------    ------      ------       ------
  Total Allowance
  for loan losses         $2,924      100.00%      100.00%   $2,273      100.00%      100.00%
                          ======      ======       ======    ======      ======       ======

Sources of Funds

       General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

       Deposits. The Company offers a variety of deposit products with a range of interest rates and terms. The Company's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. More than 49.5% of the Company's deposits at September 30, 2002 are in certificate of deposit accounts. At September 30, 2002, core deposits (savings, NOW and money market accounts) represented 45.2% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its community offices are located. The Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media, and generally does not solicit deposits from outside its market area.

At September 30, 2002, the Company had $71.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

        Maturity Period                                                               Amount
        ------------------------------------------------------------------------------------
                                                                                  (in thousands)
        Three months or less                                                         $18,745
        Over 3 through 6 months                                                       11,965
        Over 6 through 12 months                                                      13,384
        Over 12 months                                                                27,285
                                                                                      ------
          Total                                                                      $71,379
                                                                                     =======

The following table sets forth the distribution of the Company’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented and such information during the last three fiscal years. Averages for the periods presented utilize daily balances.

                                                                       At September 30,
                                        2002                                2001                               2000
                                        ---------------------------------------------------------------------------
                                                                     (in thousands)

                                      Percent                             Percent                             Percent
                                       Total                               Total                               Total
                         Average      Average      Average     Average    Average      Average     Average     Average     Average
                         Balance     Deposits     Rate Paid    Balance    Deposits    Rate Paid    Balance     Deposits   Rate Paid
                         ----------------------------------------------------------------------------------------------------------
Savings accounts         $93,114       16.75%       1.22%     $88,018       18.28%       2.04%     $68,095      18.15%       2.15%
Money Market
accounts                  60,063       10.80        2.39       33,556        6.97        4.26       22,772       6.07        4.18
NOW accounts              72,833       13.10        1.40       47,562        9.88        1.02       36,703       9.78        0.89
Certificates of Deposit  303,365       54.57        4.39      291,274       60.49        5.60      232,069      61.84        5.42
Non-interest-bearing
  deposits:

Demand deposits           26,546        4.78           -       21,113        4.38           -       15,600       4.16           -
                        --------      ------        ----     --------      ------        ----     --------      -----        ----
                 -
                 -
   Total averagets      $555,921      100.00%       3.04%    $481,523      100.00%       4.16%    $375,239     100.00%       4.08%
                        ========      ======        ====     ========      ======        ====     ========     ======        ====

Borrowings. The Bank utilizes advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-related securities of the Bank and secondarily by the Bank's investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. At September 30, 2002, the Bank had $208.4 million in outstanding FHLB advances, compared to $204.4 million at September 30, 2001. Other borrowings consist of overnight retail repurchase agreements and for the periods presented were immaterial.

Liquidity and Capital Resources

The Company’s primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds; deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $51.6 million, or 5.8% of total assets, which is above the required level of $13.3 million, or 1.5%; core capital of $51.6 million, or 5.8% of total assets, which is above the required level of $26.6 million, or 3.0%; and risk-based capital of $56.8 million, or 10.4% of risk-weighted assets, which is above the required level of $43.6 million, or 8.0%.

The initial impact of the Conversion on the liquidity and capital resources of the Company was significant as it substantially increased the liquid assets of the Company and the capital base on which the Company operates. Additionally, the Company invested the substantial majority of Conversion proceeds in readily-marketable investment- grade securities which, if liquidity needs developed, could be sold by the Company to provide additional liquidity. Further, the additional capital resulting from the offerings increased the capital base of the Bank. At September 30, 2002, the Bank had total equity, determined in accordance with GAAP, of $68.4 million, or 7.6% of total assets, which exceeded the Bank’s regulatory tangible capital at that date of 6.5% of total assets. An institution with a ratio of risk-based capital to risk-weighted assets of greater than or equal to 10.0%, a ratio of tier 1 capital to risk-weighted assets of greater than or equal to 6.0% and a ratio of core capital to total assets of greater than or equal to 5.0% is considered to be “well-capitalized” pursuant to OTS regulations.

The Bank’s most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available for sale. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period. At September 30, 2002, cash and cash equivalents and investment and mortgage-related securities available for sale totaled $353.2 million, or 39.3% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 2002, the Bank had $208.4 million in advances outstanding from the FHLB, and had an additional overall borrowing capacity from the FHLB of $416.1 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

At September 30, 2002, the Company had commitments to originate and purchase loans and unused outstanding lines of credit undisbursed proceeds of construction mortgages totaling $80.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including Individual Retirement Accounts (“IRA”) and KEOGH accounts, which are scheduled to mature in less than one year from September 30, 2002, totaled $143.1 million. Based on past experience, the Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles (“GAAP”), which requires the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The adoption of this Statement on October 1, 2002 did not have an impact on the Company’s earnings, financial condition or equity.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a temporarily-controlled subsidiary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The Adoption of this Statement on October 1, 2002 did not have an impact on the Company’s earnings, financial condition or equity.

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

On October 1, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon early adoption of this statement, the carrying amount of the previously recognized unidentifiable intangible asset related to the Schuylkill Savings branch acquisitions that was reclassified to goodwill was $202,000, while the related 2002 amortization expense that was reversed was $81,000, pre-tax. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $10.9 million in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Market for Registrant's Common Equity And Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market under the symbol NEPF. At September 30, 2002, the Company had 1,533 registered common stockholders of record. The following table sets forth the range of high and low sales prices for the common stock for the periods presented.

The closing market price of the common stock at September 30, 2002 was 14.75.

                                                                                        Stock Price Range
                                                                            Low                 High            Dividends
                                                                           -----               ------          -----------
                       2002      1st quarter                               14.12               17.50               .11
                                 2nd quarter                               16.22               17.40               .11
                                 3rd quarter                               16.10               17.85               .12
                                 4th quarter                               14.55               16.19               .12
                       2001      1st quarter                               10.63               12.25               .09
                                 2nd quarter                               11.68               12.70               .09
                                 3rd quarter                               12.03               12.75               .10
                                 4th quarter                               12.65               15.25               .10

Quarterly Financial Data (unaudited)
(In Thousands, Except Per Share Amount)

                                         First                 Second(1)                Third(1)               Fourth
2002                                   Quarter                 Quarter                 Quarter                 Quarter
----                                   -------------------------------------------------------------------------------
Net Interest Income                    $6,392                    $6,620                 $6,428                  $5,827
Provision for Loan Losses                 388                       290                  1,292                     796
Non-Interest Income                     1,571                     1,617                  2,682                   2,521
Non-Interest Expense                    5,703                     5,932                  5,410                   6,746
Net Income                             $1,278                    $1,257                 $1,578                    $385
----------------------------------------------------------------------------------------------------------------------
Earnings Per Share
Basic                                    $.29                      $.31                   $.39                    $.12
Diluted                                  $.28                      $.29                   $.37                    $.11
----------------------------------------------------------------------------------------------------------------------
2001
----
----------------------------------------------------------------------------------------------------------------------

Net Interest Income                    $5,219                    $5,504                 $6,016                  $6,277
Provision for Loan Losses                   -                       391                    623                     667
Non-Interest Income                       706                     1,176                  1,697                   1,736
Non-Interest Expense                    4,112                     4,892                  5,183                   5,468
Net Income                             $1,291                    $1,023                 $1,256                  $1,237
----------------------------------------------------------------------------------------------------------------------
Earnings Per Share
Basic                                    $.28                      $.21                   $.27                    $.28
Diluted                                  $.27                      $.21                   $.26                    $.27
  Amounts have been restated to reflect the reversal of amortization of certain goodwill relating to a branch acquisition in accordance with the adoption of SFAS No. 147, as further described in footnote 16 to the Company's 2002 consolidated financial statements.

Consolidated Statements of Financial Condition
September 30, 2002 and 2001
(in thousands, except share and per share data)

                                                                            September 30,             September 30,
                                                                                2002                      2001
                                                                                ----                      ----

Assets
------

Cash and cash equivalents                                                      $25,302                   $9,060
Securities available for sale                                                  327,886                  243,648
Securities held to maturity (estimated fair value of $3,707
 in 2002 and $17,819 in 2001)                                                    3,652                   17,842
Loans (less allowance for loan losses of $5,449 for 2002 and $4,497 for 2001)  489,373                  498,151
Accrued interest receivable                                                      7,632                    6,892
Assets acquired through foreclosure                                                547                      390
Property and equipment, net                                                     12,840                   12,165
Goodwill                                                                         3,655                    2,957
Intangible assets                                                                9,093                    9,355
Bank-owned life insurance                                                       10,303                        -
Other assets                                                                     7,759                    8,370
                                                                                 -----                    -----

     Total assets                                                             $898,042                 $808,830
                                                                              ========                 ========

Liabilities and Equity
----------------------

Deposits                                                                     $604,966                  $515,735
Federal Home Loan Bank advances                                               208,421                   204,441
Other borrowings                                                                4,630                     5,990
Trust preferred debt                                                            7,000                         -
Advances from borrowers for taxes and insurance                                   852                       646
Accrued interest payable                                                        1,458                     2,130
Other liabilities                                                               2,330                     4,051
                                                                                -----                     -----
     Total liabilities                                                        829,657                   732,993

Preferred stock ($.01 par value; 2,000,000 authorized shares; 0 shares issued)      -                         -
Common stock ($.01 par value; 16,000,000 authorized shares;
  6,427,350 shares issued)                                                         64                        64
Additional paid-in capital                                                     62,047                    62,142
Common stock acquired by stock benefit plans                                   (4,156)                   (5,213)
Retained earnings - substantially restricted                                   38,672                    36,136
Accumulated other comprehensive income, net                                     3,443                       894
Treasury stock, at cost (2,301,566 shares for 2002 and 1,533,945
  shares for 2001)                                                            (31,685)                  (18,186)
                                                                               ------                    ------

     Total equity                                                              68,385                    75,837
                                                                               ------                    ------

               Total liabilities and equity                                  $898,042                  $808,830
                                                                             ========                  ========

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations
For the Years Ended September 30, 2002, 2001 and 2000
(in thousands, except per share data)

                                                                        2002                 2001                2000
                                                                        ----                 ----                ----
Interest Income:
Loans                                                                $38,931              $39,456             $31,165
Mortgage-related securities                                            8,701                5,852               3,693
Investment securities:
     Taxable                                                           5,679                7,249               7,184
     Non-taxable                                                         944                1,773               3,048
                                                                         ---                -----               -----
     Total interest income                                            54,255               54,330              45,090
                                                                      ------               ------              ------

Interest expense:
Deposits                                                              16,922               20,038              15,311
Federal Home Loan Bank advances and other borrowings                  12,066               11,276              11,220
                                                                      ------               ------              ------
     Total interest expense                                           28,988               31,314              26,531
                                                                      ------               ------              ------

Net interest income                                                   25,267               23,016              18,559

Provision for loan losses                                              2,766                1,681               1,467
                                                                       -----                -----               -----

Net interest income after provision for loan losses                   22,501               21,335              17,092
                                                                      ------               ------              ------

Non-interest income:
Service charges and other fees                                         2,177                1,678               1,246
Other income                                                             787                   43                 328
Trust fee income                                                         719                  601                  35
Insurance premium income                                               3,136                2,064                 275
Gain (loss) on sale of:
        Assets acquired through foreclosure                             (58)                   42                (48)
        Loans                                                          1,343                  586                  24
        Available-for-sale securities                                    308                  333                  37
        Other                                                           (21)                 (32)                 (1)
                                                                        ----                 ----                 ---
     Total non-interest income                                         8,391                5,315               1,896

Non-interest expense:
  Salaries and net employee benefits                                  12,623               10,384               7,845
  Occupancy costs                                                      3,059                2,605               1,956
  Amortization of goodwill and intangibles                             1,008                1,151                 363
  Federal deposit insurance premiums                                     253                  231                 227
  Data processing                                                        697                  718                 610
  Advertising                                                            911                  626                 621
  Professional fees                                                    1,359                  863                 480
  Federal Home Loan Bank and other service charges                       990                  835                 670
  Other                                                                2,891                2,242               1,699
                                                                       -----                -----               -----
     Total non-interest expense                                       23,791               19,655              14,471

Income before income taxes                                             7,101                6,995               4,517

Income tax expense                                                     2,603                2,188                 581
                                                                       -----                -----                 ---

Net income                                                            $4,498               $4,807              $3,936
                                                                      ======               ======              ======

Earnings per share -basic                                              $1.11                $1.03               $0.84
Earnings per share - diluted                                            1.05                 1.02                0.81

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
For the Years Ended September 30, 2002, 2001 and 2000
(in thousands)

                                                                            2002                 2001                2000
                                                                            ----                 ----                ----

Net income                                                                $4,498               $4,807              $3,936
Other comprehensive income, net of tax
  Unrealized gains (losses) on securities and on
  retained interest on asset securitization:
  Unrealized holding gains (losses) arising
     during the period                                                     2,752                4,825                (813)
   Less:  Reclassification adjustment for gains
     included in net income                                                  203                  220                  24
                                                                             ---                  ---                  --

Other comprehensive income (loss)                                         $2,549               $4,605               $(837)
                                                                          ------               ------              ------
Comprehensive income                                                      $7,047               $9,412              $3,099
                                                                          ======               ======              ======

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Equity
For the Years Ended September 30, 2002, 2001, and 2000
(in thousands)

                                                                  Common Stock                Accumulated
                                                     Additional    Acquired by                   Other
                                            Common    Paid In     Stock Benefit    Retained  Comprehensive    Treasury      Total
                                             Stock    Capital        Plans         Earnings  Income (Loss)     Stock       Equity
                                            ------   ----------   -------------    --------  -------------    ---------    -------

Balance, September 30, 1999                 $   64    $ 62,119     $ (7,066)       $ 30,818    $ (2,874)      $ (7,585)   $ 75,476

ESOP shares committed to be released                        89          328                                                    417
Stock awards                                               (44)         517                                                    473
Net changes in (losses) on
securities available for sale, net of tax                                                          (837)                      (837)
Treasury stock at cost, (507,534 shares)                                                                        (4,943)     (4,943)
Cash dividend paid                                                                   (1,547)                                (1,547)
Net income                                                                            3,936                                  3,936
                                            ------    --------     --------        --------    --------       --------    --------

Balance, September 30, 2000                 $   64    $ 62,164     $ (6,221)       $ 33,207    $ (3,711)      $(12,528)   $ 72,975

ESOP shares committed to be released                       105          443                                                    548
Stock awards                                               (49)         565                                                    516
Stock options exercised (32,808 shares)                   (204)                                                    391         187
Net changes in gains on
securities available for sale, net of tax                                                         4,605                      4,605
Treasury stock at cost (647,604 shares)                                                                         (8,423)     (8,423)
Acquisition of Higgins Insurance
Agency (215,052 shares)                                    126                                                   2,374       2,500
Cash dividend paid                                                                   (1,878)                                (1,878)
Net income                                                                            4,807                                  4,807
                                            ------    --------     --------        --------    --------       --------    --------
Balance, September 30, 2001                 $   64    $ 62,142     $ (5,213)       $ 36,136    $    894       $(18,186)   $ 75,837

ESOP shares committed to be released                       243          515                                                    758
Stock awards                                               (46)         542                                                    496
Stock  compensation tax benefit                            110                                                                 110
Stock options exercised (38,714 shares)                   (402)                                                    826         424
Treasury stock reissuance (6,568 shares)                                                                            96          96
Net changes in gains on
securities available for sale, net of tax                                                         2,439                      2,439
Net change in gains on retained interest
on asset securitization, net of tax                                                                 110                        110
Treasury stock at cost (812,903 shares)                                                                        (14,421)    (14,421)
Cash dividend paid                                                                   (1,962)                                (1,962)
Net income                                                                            4,498                                  4,498
                                            ------    --------     --------        --------    --------       --------    --------
Balance, September 30, 2002                 $   64    $ 62,047     $ (4,156)       $ 38,672    $  3,443       $(31,685)   $ 68,385

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows
For the Years Ended September 30, 2002, 2001 and 2000
(in thousands)

                                                                               2002            2001            2000
                                                                               ----            ----            ----
Operating Activities:
Net Income                                                                   $4,498          $4,807          $3,936
Adjustments to reconcile net income to net cash provided by (used
in) operating activities:
     Provision for foreclosed assets                                            132             124             100
     Provision for loan losses                                                2,766           1,681           1,467
     Depreciation                                                             1,437           1,425           1,153
     Amortization of goodwill and intangibles                                 1,008           1,151             363
     Deferred income tax provision (benefit)                                    681           1,191            (362)
     ESOP shares committed to be released                                       758             548             417
     Stock award expense                                                        496             516             473
     Origination of loans held for sale                                     (64,595)         (9,273)         (1,782)
     Proceeds from loans sold                                                65,938           9,859           1,806
     Amortization and accretion on:
        Held-to-maturity securities                                              (9)             (4)             (4)
        Available-for-sale securities                                         1,419            (226)         (2,337)
     Amortization of deferred loan fees and mortgage servicing rights          (653)           (402)           (159)
     (Gain) loss on sale of:
        Assets acquired through foreclosure                                      58             (42)             48
        Loans                                                                (1,343)           (586)            (24)
        Available-for-sale securities                                          (308)           (333)            (37)
    Loss on disposal of property and equipment                                   21              32               1
    Changes in assets and liabilities:

        Increase in accrued interest receivable                                (740)         (1,491)           (632)
        Increase in other assets                                             (3,556)        (17,438)         (3,189)
        Increase (decrease) in accrued interest payable                        (672)           (342)          1,155
        Increase (decrease) in accrued income taxes payable                  (2,716)            511            (271)
        Increase in other liabilities                                         1,061           1,810             832
                                                                              -----           -----             ---

            Net cash provided by operating activities                        $5,681         $(6,482)         $2,954
                                                                             ------        --------          ------

Investing Activities:
Net (increase) decrease in loans                                             $5,327        $(85,045)       $(52,837)
Proceeds from sale of:
   Available-for-sale securities                                             31,243          80,719          56,412
   Assets acquired through foreclosure                                          991             652             391
Proceeds from repayments of held-to-maturity securities                      14,199          18,952               -
Proceeds from repayments of available-for-sale securities                    85,738          34,792           9,404
Net cash proceeds from business acquisitions                                    104           3,218               -
Proceeds from disposal of fixed assets                                            1              37              18
Purchase of:
   Held-to-maturity securities                                                    -          (6,454)              -
   Available-for-sale securities                                           (197,413)       (182,091)        (26,177)
   Office properties and equipment                                           (2,133)         (3,781)         (1,181)

    Federal Home Loan Bank stock                                               (800)        (11,525)         (6,274)
Bank-Owned Life Insurance                                                   (10,000)              -               -
                                                                            -------       ---------        --------

Net cash used in investing activities                                      $(72,743)      $(150,526)       $(20,244)
                                                                           ---------      ----------       ---------

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows
For the Years Ended September 30, 2002, 2001 and 2000
(in thousands)

                                                                           2002            2001             2000
                                                                           ----            ----             ----

Financing Activities:
  Net increase in deposit accounts                                      $89,231         $96,064          $43,570
  Net decrease in Federal Home Loan Bank                                 (6,000)              -          (18,500)
   short-term advances
  Borrowings of Federal Home Loan Bank
     long-term advances                                                  10,000         124,100           30,000
  Repayments of Federal Home Loan Bank long-term advances                   (20)        (57,120)         (30,019)
  Net increase (decrease) in other borrowings                            (1,360)          4,336            1,248
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                                       206               7             (401)
 Proceeds from issuance trust-preferred securities                        7,000               -                -
  Stock options exercised                                                   424             187                -
  Stock compensation tax benefit                                            110               -                -
  Stock issued for the purchase
   of Higgins Insurance Agency                                                -           2,500                -
  Purchase of treasury stock                                            (14,421)         (8,423)          (4,943)
  Treasury stock reissuance                                                  96               -                -

  Cash dividend on common stock                                          (1,962)         (1,878)          (1,547)
                                                                        -------         -------          -------

     Net cash provided by financing activities                          $83,304        $159,773          $19,408
                                                                        -------        --------          -------

Increase in cash and cash equivalents                                    16,242           2,765            2,118

Cash and cash equivalents, beginning of year                              9,060           6,295            4,177
                                                                          -----           -----            -----

Cash and cash equivalents, end of year                                  $25,302          $9,060           $6,295
                                                                        =======          ======           ======

Supplemental disclosures of cash flow information: Cash paid during the year for:

     Interest                                                           $29,660         $31,656          $25,642
                                                                        =======         =======          =======
     Income taxes                                                        $1,179          $1,288           $1,185
                                                                         ======          ======           ======

Supplemental disclosure - non-cash information:
Transfer from loans to asset acquired through foreclosure                $1,206          $1,281             $614
                                                                         ======          ======             ====

Purchase of business acquisitions:
   Loans                                                                 11,396          78,061                -
   Securities                                                                 -          16,674                -
   Other assets                                                             872           2,836                -
   Deposits                                                             (13,017)        (87,251)               -
   Advances                                                                   -         (11,500)               -
   Other liabilities                                                         19            (692)               -

Net change in unrealized gains (losses) on securities
available-for-sale, net of tax                                           $2,549          $4,605            $(837)
                                                                         ======          ======           ======

See accompanying notes to consolidated financial statements

1. Summary of Significant Accounting Policies.

Business. Northeast Pennsylvania Financial Corp. (the "Company"), through its principal subsidiary, First Federal Bank (the "Bank") provides a wide range of financial products and services to individual and corporate customers through its community offices in Northeastern and Central Pennsylvania. All of the offices are full-service and offer commercial and retail products. These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, commercial and consumer loans, real estate loans and home equity loans. The Bank also serves its loan customers through a loan production office located in Monroe County, Pennsylvania. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal bank regulatory agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation and Presentation. The accompanying financial statements of the Company include the accounts of the Bank, Abstractors, Inc., FIDACO, Inc., Northeast Pennsylvania Trust Co. (the "Trust Co." ) and Higgins Insurance Associates, Inc. ("Higgins"). The Bank, Abstractors, Inc., Northeast Pennsylvania Trust Co. and Higgins Insurance Agency are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. Northeast Pennsylvania Trust Co. offers trust, estate and asset management services and products. Higgins Insurance Agency provides insurance and investment products to individuals and businesses. FIDACO, Inc. is an inactive subsidiary of the Bank with the only major asset being an investment in Hazleton Community Development Corporation. Also, the Company has two trust subsidiaries established in connection with trust preferred offerings. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation.

The Company follows accounting principles and reporting practices which are in accordance with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to determination of the allowance for loan losses, the evaluation of deferred taxes and the evaluation of other than temporary impairment for certain investments.

Risks and Uncertainties. In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. The Company’s lending activities are concentrated in Pennsylvania. The largest concentration of the Company’s loan portfolio is located in Northeastern Pennsylvania. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers’ geographic regions and the borrowers’ financial conditions. Market risk reflects changes in the value of the collateral underlying loans, the valuation of real estate held by the Company, and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

The Bank is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Bank also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examination.

Cash and Cash Equivalents. For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and interest-bearing deposits with an original maturity of three months or less.

Securities. The Company divides its securities portfolio into two segments: (a) held to maturity and (b) available for sale. Securities in the held-to -maturity category are accounted for at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company’s intent and ability to hold the securities until maturity. All other securities are included in the available-for-sale category and are accounted for at fair value, with unrealized gains or losses, net of taxes, being reflected as adjustments to equity.

At the time of purchase, the Company makes a determination as to whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Securities which the Company believes may be involved in interest rate risk, liquidity or other asset/liability management decisions, which might reasonably result in such securities not being held to maturity, are classified as available for sale. If securities are sold, a gain or loss is determined by specific identification and reflected in the operating results in the period the trade occurs.

Other Investment. The Company has a $1.5 million investment in the preferred stock of Buildersfirst Holdings, Inc. Since the investment does not have a readily determinable market value, the Company is not accounting for the investment under SFAS No. 115. The accounting for this security was initially guided by EITF Topic No. D-68, EITF Topic No. 98-13 and EITF Topic No. 99-10, which, in essence, provide that investee losses should be absorbed by investments in other securities once an investee’s common equity has been exceeded by net losses. However, during the Company’s 2001 third fiscal quarter the investee issued additional equity and entered into certain other business relationships which reduced the Company’s influence over the investee and resulted in the Company prospectively utilizing the cost method of accounting for its remaining investment in Buildersfirst Holdings, Inc.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the portfolio, based upon management’s evaluation of the portfolio’s collectibility. Management’s evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance, based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses are charged directly against the allowance, and recoveries on previously charged-off loans are added to the allowance.

Loans are deemed to be “impaired” if upon management’s assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000.

The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below.

Impaired loans are charged off when the Company determines that foreclosure is probable, and the fair value of the collateral is less than the recorded investment of the impaired loan or in the case of unsecured loans, management determines the loan to be uncollectable.

Loans, Loan Origination Fees, and Uncollected Interest. Loans are recorded at cost, net of unearned discounts, deferred fees and allowances. Discounts or premiums on purchased loans are amortized using the interest method over the remaining contractual life of the portfolio, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized using the level yield method over the contractual life of the related loans as an adjustment of the yield on the loans. Uncollected interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Bank to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the terms of the loan. Interest income on such loans is not accrued until the financial condition and payment record of the borrower demonstrates the ability to service the debt.

Loan Securitization. In June 2002 the Bank sold auto loan receivables through a securitization transaction. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. Liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets are initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

The Company allocates the previous carrying amount of the securitized auto loan receivables plus any other transferred assets between the assets sold and the retained interests (principally an interest-only strip net of a recourse obligation (the “Interest–Only Strip”) and a cash reserve), based on their relative estimated fair values at the date of sale. A gain is recognized at the time of sale equal to the excess of the fair value of the assets obtained (principally cash) over the allocated fair value of the assets sold.

Over the term of the securitized assets, securitization income includes the yield of the retained interests, which includes certain fees from the underlying assets as well as contractual servicing fees resulting from the Company’s right to service the underlying assets.

Due to prepayment risk, the retained interest-only strips are measured like available-for-sale securities. Accordingly, the retained interest-only strips are reported at their fair value, which at September 30, 2002, approximates the net carrying amount of such assets Unrealized holding gains or losses on the retained interest-only strips, if any, are excluded from earnings and reported, net of taxes, as a separate component of shareholders’ equity, except that, if a decline in fair value is judged to be other than temporary, such a decline is accounted for as a realized loss and is presented as a reduction of securitization income in the accompanying consolidated statement of operations.

The Company estimates the fair value of the retained interest-only strip at the date of the transfer based on a discounted cash flow analysis. The cash flows of the retained interest-only strip are estimated as the excess of the cash inflows of the loans sold over the sum of the pass-through interest rate (weighted average of 3.6% as of September 30, 2002) plus the servicing fee, a trustee fee, credit enhancement costs and an estimate of future credit losses over the life of the loans. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

The cash reserve account is not subject to prepayment risk and is initially recorded at the allocated carrying amount based on its fair value as estimated by management at the date of transfer using the “cash-out” method.

Management discounts the net cash flows of the retained interest-only strips and cash reserve accounts at the date of the securitization transaction at interest rates that management believes a purchaser unrelated to the seller of such a financial instrument would demand. The discount on the cash reserve account is accreted and recorded in the results of operations.

Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Loans held for sale in the amounts of $2.8 million and $0 as of September 30, 2002 and 2001, respectively, were included in total loans.

Mortgage Servicing Rights. Upon the sale of a mortgage loan where the Company retains servicing rights, a mortgage servicing right is recorded which is included in other assets on the statement of financial condition. Mortgage servicing rights are amortized into income over the average life of the loans sold using the level yield method of amortization. Such assets are subject of disaggregated impairment tests.

Assets Acquired Through Foreclosure. Real estate acquired through foreclosure and other repossessed collateral or by deed in lieu of foreclosure is classified as assets acquired through foreclosure. Assets acquired through foreclosure are carried at the lower of cost or fair value less selling expenses. Costs relating to the development or improvement of the property are capitalized; holding costs are charged to expense.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation for each class of depreciable asset is computed using the straight-line method over the estimated useful lives of the assets (generally 39 years for buildings and 3 to 7 years for furniture and equipment). When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The cost of maintenance and repairs is charged to expense as incurred and renewals and betterments are capitalized . Leasehold improvements are depreciated using the straight line method over the shorter of the useful life of the improvement or the remaining life of the lease.

Intangible Assets. Intangible assets include core deposit intangibles and certain other deferrable acquisition costs. The core deposit intangibles are being amortized to expense over a 10- to 31-year life on an accelerated basis and other intangible assets are being amortized to expense on an accelerated basis over a period of 3.7- to 5 years. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

Goodwill. Goodwill is the excess of cost over the fair value of assets acquired in connection with business acquisitions and was being amortized on the straight-line method over 5, 6 and 20 years, prior to October 1, 2001. On October 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment-only approach. This statement eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company, upon adoption of this Statement, stopped amortizing existing goodwill of $3.0 million. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets and determined that the estimated fair value exceeded the carrying amount.

Income Taxes. The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Bank’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Retained earnings at September 30, 2002 and 2001 include approximately $10.3 million and $10.2 million, respectively, for which no provision for Federal income tax has been made. These amounts represent allocations of earnings to bad debt reserves for tax purposes and are a restriction upon retained earnings. If, in the future, this portion of retained earnings is reduced for any purpose other than tax bad debt losses, Federal income taxes may be imposed at the then-applicable rates.

Earnings per Share. Earnings per share, basic and diluted, were $1.11 and $1.05, respectively for the year ended September 30, 2002, $1.03 and $1.02, respectively, for the year ended September 30, 2001, and $.84 and $.81, respectively, for the year ended September 30, 2000.

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

For the Year Ended                           For the Year Ended           For the Year Ended
                                             September 30,         September 30,        September 30,
Basic:                                            2002                  2001                 2000
                                                  ----                  ----                 ----
Net Income                                    $4,497,678            $4,806,942            $3,935,652
                                              ==========            ==========            ==========

Weighted average shares outstanding            3,834,673             4,498,966             4,551,672
Plus: ESOP shares released or committed
to be released                                   214,426               167,113               115,694
                                                 -------               -------             ---------
  Basic weighted-average shares outstanding    4,049,099             4,666,079             4,667,366
                                               =========             =========             =========

Earnings per share - basic                         $1.11                 $1.03                  $.84
                                                   =====                 =====                  ====

Diluted(1):

Net Income                                    $4,497,678            $4,806,942            $3,935,652
                                              ==========            ==========            ==========

Basic weighted-average shares outstanding      4,049,099             4,666,079             4,667,366
  Dilutive Instruments:
   Dilutive effect of outstanding stock options  193,699                45,160                    11
   Dilutive effect of stock awards                24,808                 8,931               193,869
                                                  ------                 -----             ---------
   Diluted weighted-average shares outstanding 4,267,606             4,720,170             4,861,246
                                               =========             =========             =========

Earnings per share - diluted(1)                    $1.05                 $1.02                  $.81
                                                   =====                 =====                  ====

(1)      Diluted earnings per share include the dilutive effect of the Company's weighted-average stock options/awards outstanding using the Treasury Stock method.

The company had 8,735; 9,600; and 4,100 anti-dilutive common stock options outstanding as of September 30, 2002, 2001 and 2000, respectively. These options are not included in the calculation of diluted earnings per share for the periods presented.

Comprehensive Income. The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of unrealized holding gains (losses) on the available for sale securities portfolio and on retained interest on asset securitization. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Equity.

Stock Options. The Company maintains stock option plans for officers, employees, and directors. When the exercise price of the Company’s stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

Reclassification of Comparative Amounts. Certain comparative amounts for the prior year have been reclassified to conform to current year classifications. Such reclassifications had no effect on net income or stockholders’ equity.

2. Securities.
Securities are summarized as follows:
                                                                                   SEPTEMBER 30, 2002
                                                                                   ------------------
                                                                                    (in thousands)
                                                                                   Gross              Gross
                                                              Amortized         Unrealized         Unrealized              Fair
                                                                 Cost             Gains              Losses               Value
                                                              ---------         ----------         ----------             -----
Available-for-sale securities:

   Municipal securities                                         $16,247             $197                 $-              $16,444
   Obligations of U.S. Government agencies                       24,032              414                  -               24,446
   Mortgage-related securities                                  221,383            4,047               (143)             225,287
   Trust Preferred securities                                    12,604              336               (511)              12,429
   Corporate Bonds                                               32,545            1,442                (18)              33,969
                                                                 ------            -----                ---               ------

     Total debt securities                                      306,811            6,436               (672)             312,575

   FHLB Stock                                                    10,971                -                  -               10,971
   Freddie Mac Stock                                              2,241              151               (324)               2,068
   Fannie Mae Stock                                               2,000              100               (108)               1,992
   Other equity securities                                          284               24                (28)                 280
                                                                    ---               --                ---                  ---
     Total equity securities                                     15,496              275               (460)              15,311

         Total                                                 $322,307           $6,711            $(1,132)            $327,886
                                                               ========           ======            =======             ========

Held-to-maturity securities:

    Certificates of Deposit                                         $99              $ -                $ -                  $99
    Municipal securities                                          3,553               55                  -                3,608
                                                                  -----                                                    -----

         Total                                                   $3,652              $55                $ -               $3,707
                                                                 ======            =====               ====               ======

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
                                                                =======             ====             ======              =======

The amortized cost and estimated fair value of debt securities by contractual maturity:

                                                                       September 30, 2002
                                                                       ------------------
                                                                         (in thousands)

                                              Maturing     Maturing after  Maturing after   Maturing
                                             within one    one year but     5 years but     after 10
                                                year      within 5 years  within 10 years    years        Total
                                             ----------   --------------  ---------------   --------      -----
Available-for-sale debt securities:

   Municipal securities                           $-               $-              $-       $16,247      $16,247
   Obligations of U.S. Government agencies     1,000           14,411           5,999         2,622       24,032
   Mortgage-related securities                28,665            2,252          14,211       176,255      221,383
   Trust Preferred securities                      -                -               -        12,604       12,604
   Corporate Bonds                             6,980           21,616           3,949             -       32,545
                                             -------          -------         -------      --------     --------
     Total debt securities at amortized cost $36,645          $38,279         $24,159      $207,728     $306,811
                                             =======          =======         =======      ========     ========

     Total debt securities at fair value     $36,821          $39,705         $24,901      $211,148     $312,575
                                             =======          =======         =======      ========     ========

   Weighted-Average Yield                       3.89%            5.22%           5.33%         4.91%        4.86%

Held-to-maturity debt securities:

   Municipal securities                           $-               $-              $-        $3,553       $3,553
   Certificates of Deposit                        99                -               -             -           99

     Total debt securities at amortized cost     $99               $-              $-        $3,553       $3,652
                                                 ===               ==              ==        ======       ======

     Total debt securities at fair value         $99               $-              $-        $3,608       $3,707
                                                 ===               ==              ==        ======       ======

   Weighted Average Yield                       7.08%               -               -          4.64%        4.71%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are based on amortized cost including municipal securities which are not reported on a tax-equivalent basis.

Proceeds from sales of securities available for sale during the year ended September 30, 2002 were $31.2 million resulting in gross realized gains of $513,000 and gross realized losses of $205,000. Proceeds from sales of securities available for sale during the year ended September 30, 2001 were $80.7 million resulting in gross realized gains of $978,000 and gross realized losses of $646,000. Proceeds from sales of securities available for sale during the year ended September 30, 2000 were $56.4 million resulting in gross realized gains of $2.3 million and gross realized losses of $2.2 million.

Securities classified as agencies and mortgage-related securities, with an amortized cost of $114.2 million and a fair value of approximately $117.1 million at September 30, 2002, were pledged to secure public deposits as required by law.

3. Loans

Loans are summarized as follows:

                                                                              At September 30,
                                                                              ----------------
                                                                                (in thousands)

                                                                     2002                             2001
                                                                     ----                             ----
Real Estate loans:
   One- to four-family                                           $198,307                           $220,796
   Multi-family and commercial                                     75,912                             65,095
   Construction                                                     7,157                             13,690
                                                                    -----                             ------
Total real estate loans                                           281,376                            299,581
                                                                  -------                            -------

Consumer Loans:
   Home equity loans and lines of credit                           79,253                             79,840
   Automobile                                                      80,035                             78,307
   Education                                                            -                              2,846
   Unsecured lines of credit                                        2,297                              1,884
Other                                                              10,376                             10,288
                                                                   ------                             ------
Total consumer loans                                              171,961                            173,165
                                                                  -------                            -------
Commercial loans                                                   43,014                             31,588
                                                                   ------                             ------
Total loans                                                       496,351                            504,334
     Less:
     Allowance for loan losses                                     (5,449)                            (4,497)
     Deferred loan origination fees                                (1,529)                            (1,686)
                                                                  -------                            -------
Total loans, net                                                 $489,373                           $498,151
                                                                 ========                           ========

At September 30, 2002, the Company had a $7.8 million recorded investment in impaired loans, each of which had specific loan loss allowances totaling $1.6 million. At September 30, 2001, there was $9.6 million of impaired loans, each of which had specific loan loss allowances totaling $1.4 million. The average net recorded investment in impaired loans for the years ended September 30, 2002, 2001 and 2000 was $5.6 million, $1.9 million and $1.1 million, respectively. The related amount of interest income recognized on impaired loans was $375,000, $201,000 and $257,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

Non-accrual loans totaled $4.2 million, $ 5.1 million and $1.6 million at September 30, 2002, 2001 and 2000, respectively. There were $55,000, $60,000 and $0 in troubled debt restructuring loans at September 30, 2002, 2001and 2000, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans were classified as non-performing or troubled debt restructuring.

The activity in the allowance for loan losses is as follows:

                                                                September 30,
                                                               --------------
                                                                (in thousands)
                                                   2002                2001               2000
                                                   ----                ----               ----

Balance, beginning                               $4,497              $4,162             $2,924
Additional allowance from
  acquisition of Security                             -                 817                  -
Provision charged to income                       2,766               1,681              1,467
Charge-offs                                      (1,993)             (2,187)              (247)
Recoveries                                          179                  24                 18
                                                    ---                  --                 --

Balance, ending                                  $5,449              $4,497             $4,162
                                                 ======              ======             ======

An analysis of the activity of loans to directors and executive officers is as follows:

                                                             September 30,
                                                            (in thousands)
                                                      2002                  2001
                                                      ----                  ----
Balance, beginning of year                           $2,277               $1,903
New loans and line of credit advances                   803                  572
Repayments                                             (928)                (198)
                                                      -----                -----

Balance end of year                                  $2,152               $2,277
                                                     ======               ======

4.  Mortgage Servicing Activity

A summary of mortgage servicing rights activity follows:

                                                           Years Ended September 30,
                                                           --------------------------
                                                               (in thousands)

                                               2002                 2001              2000
                                               ----                 ----              ----

Balance, beginning of year                     $493                 $251              $303
Originated servicing rights                     143                  352                 7
Amortization                                   (171)                (110)              (59)
                                              -----                -----              ----

Balance, end of year                           $465                 $493              $251
                                               ====                 ====              ====

At September 30, 2002, 2001 and 2000, the Bank serviced loans for others of $67.2 million, $65.7 million and $37.4 million, respectively. Loans serviced by others for the Bank as of September 30, 2002, 2001 and 2000 were $31.5 million, $55.5 million and $64.2 million, respectively.

5. Office Properties and Equipment

Properties and equipment by major classification are summarized as follows:

                                                                      September 30,
                                                                      -------------
                                                                     (in thousands)
                                                                   2002              2001
                                                                   ----              ----

Land                                                             $2,083            $1,992
Buildings and improvements                                       11,215            10,440
Furniture, fixtures and equipment                                 8,511             7,370
Leasehold improvements                                              934               900
                                                                    ---               ---

Total                                                           $22,743           $20,702

Less accumulated depreciation                                     9,903             8,537
                                                                  -----             -----

Net                                                             $12,840           $12,165
                                                                =======           =======

The Company has entered into operating leases for several of its branch facilities and operating departments. The minimum annual rental payments under these leases at September 30, 2002 are as follows:

                                                                         Years Ending September 30,
                                                                         --------------------------

                                                                   2002                             $255,961
                                                                   2003                              159,024
                                                                   2004                               65,794
                                                                   2005                               25,010
                                                                   2006                               20,820
                                                                   2007 and after                     55,520
                                                                                                      ------
                                                                   Total                            $582,129
                                                                                                    ========

Rent expense was $312,000, $290,000 and $235,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

6. Asset Securitization. In June 2002, the Bank sold automobile loan receivables through a securitization transaction. In the transaction, automobile loan receivables were transferred to an independent trust (the "Trust") that issued certificates representing ownership interests in the Trust, primarily to institutional investors. Although the Bank continues to service the underlying accounts and maintain the customer relationships, this transaction is treated as a sale for financial reporting purposes to the extent of the investors' interest in the Trust. Accordingly, the receivables associated with the investors' interests are not reflected on the balance sheet. In connection with this transaction, the Bank enhanced the credit protection of the certificateholders by funding a cash reserve account.

In connection with this June 2002 transaction, the Bank recorded a pre-tax gain on the sale of auto loans of $854,000, which is included in gain on sale of loans in the consolidated statement of operations. The Bank has recognized a retained interest related to the loan sale, which, in aggregate, totaled $3.2 million at September 30, 2002. The retained interests include an Interest-Only Strip and cash reserve account. The cash reserve account is subject to liens by the providers of the credit enhancement facilities for the securitizations.

The key assumptions used in measuring the fair value of the retained interest and cash collateral account for the transaction is shown in the following table:

Retained interest
     Average annual repayment rate                                                  5.0%
     Average annual expected default rate                                           5.0%
     Discount rate                                                                  8.0%
     Weighted average life of underlying automobile
          loans                                                                45 months

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

                                                                           September 30, 2002
                                                                           ------------------
                                                                         (dollars in thousands)

Fair value of retained interest                                                $   3,170

Weighted-average repayment rate assumption:
               Pre-tax decrease to earnings due to a 10% adverse change        $      59
               Pre-tax decrease to earnings due to a 20% adverse change        $     108

Weighted-average expected default rate:
               Pre-tax decrease to earnings due to a 10% adverse change        $      77
               Pre-tax decrease to earnings due to a 20% adverse change        $     153

Weighted-average discount rate:
               Pre-tax decrease to earnings due to a 10% adverse change        $       7
               Pre-tax decrease to earnings due to a 20% adverse change        $     154

As of September 30, 2002, the weighted-average life (in years) of the underlying auto loans in the Trust was 45 months. The terms of the transaction included provisions related to the performance of the underlying receivables and other specific conditions that could result in an early payout of invested amounts to the certificateholders.

Changes in fair value based on a 10% adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation on a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. However, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

7. Deposits

Deposits consist of the following major classifications:

                                                                                  At September 30,
                                                                             ---------------------------
                                                                                    (in thousands)
                                                                     2002                                      2001
                                                                     ----                                      ----
                                                    Weighted-                                    Weighted-
                                                     Average                    Percent of       Average                 Percent of
                                                       Rate          Amount       Total            Rate        Amount      Total
                                                    ---------        ------     ----------       ---------     ------    ----------
Savings accounts
(passbook, statement, clubs)                           1.01%        $95,779         15.83%         1.31%       $89,936     17.44%
Money market accounts                                  2.77         100,274         16.58          2.88         40,185      7.79
Certificates of deposit
less than $100,000                                     4.20         227,868         37.66          5.40        218,811     42.42
Certificates of deposit
greater than $100,000 (A)                              4.20          71,379         11.80          5.40         83,682     16.23
NOW Accounts                                           1.49          77,238         12.77          2.03         58,829     11.41
Non-interest-bearing deposits                             -          32,428          5.36             -         24,292      4.71
                                                          -          ------          ----             -         ------      ----

Total deposits at end of period                        2.96%       $604,966        100.00%         4.08%      $515,735    100.00%
                                                       ====        ========       =======          =====      ========    =======

(A) Deposit balances in excess of $100,000 are not Federally insured.

The certificates of deposit frequently are renewed at maturity rather than paid out; a summary of certificates by contractual maturity at September 30, 2002 is as follows:

                                                  Years Ending September 30,
                                                  --------------------------

                                                        (in thousands)
                                                        --------------

                                                                                 Amount

                                            2003                               $143,075
                                            2004                                 45,152
                                            2005                                 12,560
                                            2006                                 94,789
                                            2007                                  3,398
                                            2008 and after                          273
                                                                                    ---
                                            Total                              $299,247
                                                                               ========

Interest expense on deposits is comprised of the following:
                                                                     Years Ended September 30,
                                                                     -------------------------
                                                                   (in thousands)

                                                         2002              2001               2000
                                                         ----              ----               ----

Savings accounts                                       $1,141            $1,796             $1,463
Money market accounts                                   1,436             1,430                954
Certificates less than $100,000                        11,261            12,515             10,299
Certificates greater than $100,000                      2,063             3,808              2,269
NOW Accounts                                            1,021               489                326
                                                        -----               ---                ---

Total                                                 $16,922           $20,038            $15,311
                                                      =======           =======            =======

8. Federal Home Loan Bank Advances

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Bank maintains otherwise unencumbered qualifying assets (principally one-to-four family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank’s FHLB stock is also pledged to secure these advances. At September 30, 2002 and 2001, such advances mature as follows:

         Due by September 30,               Weighted-Average Rate               September 30, 2002
         -----------------------------------------------------------------------------------------
                                                                                   (in thousands)
              2003                                 5.66%                             $59,089
              2004                                 6.43                               50,000
              2005                                 5.28                               44,000
              2006                                 4.87                                5,332
              2007                                 4.89                               10,000
              Thereafter                           5.42                               40,000
                                                   ----                             --------
              Total FHLB advances                  5.66%                            $208,421
                                                   =====                            ========

           Due by September 30,           Weighted-Average Rate                 September 30, 2001
          ---------------------           ---------------------                 ------------------
                                                                                  (in thousands)
              2002                                 3.56%                              $6,000
              2003                                     -                                   -
              2004                                 5.64                               58,094
              2005                                 6.43                               50,000
              2006                                 5.36                               40,000
              Thereafter                           5.29                               50,347
                                                   ----                               ------
                  Total FHLB advances              5.63%                            $204,441
                                                   =====                             =======

The Bank has included in the preceding tables annually renewable lines of credit totaling $75.0 million. The Bank, from time to time, has used the lines of credit to meet liquidity needs. At September 30, 2001, the balance outstanding on the line of credit was $6.0 million with an interest rate at the overnight FHLB borrowing rate of 3.56%. There were no such borrowings outstanding at September 30, 2002.

At September 30, 2002, the Bank had outstanding advances from the FHLB of $140.0 million which have callable features. The advances have a fixed rate for a specified period of time after which the FHLB can, at its option, convert the advance to a variable rate. The Bank, at the same time, can repay the advance penalty free.

9. Trust Preferred Debt.On March 25, 2002, the Company sponsored the creation of NEP Capital Trust I, a Delaware statutory business trust. The Company is the owner of all of the common securities of the Trust. On April 10, 2002, the Trust issued $7.0 million of floating rate capital securities through to a pooled investment vehicle. The proceeds from this issuance, along with the Company's $217,000 capital contribution for the Trust's common securities, were used to acquire $7.2 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. The Company has, through the Trust agreement establishing the Trust, the guarantee agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust's obligations under the capital securities.

In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after April 22, 2007. The Debentures are also subject to redemption prior to April 22, 2007 after the occurrence of certain events that would either have a negative tax effect on the Trust or the Company or would result in the trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities. Furthermore in 2002, the Company recognized an amortizable intangible asset with a value of $220,000 relating to the issuance of trust preferred securities.

10. Income Taxes

The Small Business Job Protection Act of 1996, enacted August 20, 1996, repealed the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Bank was required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeded its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a savings bank for Federal income tax purposes, are restricted with respect to certain distributions. The Bank’s total tax bad debt reserves at September 30, 2002 were approximately $10.4 million, of which $10.3 million represented the base year amount and $172,000 was subject to recapture. The Bank had previously recorded a deferred tax liability for the amount to be recaptured; therefore, this recapture did not impact the statement of operations.

The provision for income taxes is summarized as follows:

                                                     Year Ended September 30,
                                                     -----------------------

                                                          (in thousands)

                                        2002                       2001                      2000
                                        ----                       ----                      ----

Current:
     Federal                          $1,504                       $739                      $769
     State                               418                        258                       174
Deferred - Federal                       681                      1,191                      (362)
                                         ---                      -----                     -----

Total                                 $2,603                     $2,188                      $581
                                      ======                      =====                       ===

The provision for income taxes differs from the statutory rate due to the following:

                                                        Year Ended September 30,
                                                        ------------------------
                                                             (in thousands)

                                                       2002                    2001                    2000
                                                       ----                    ----                    ----

Federal income tax at
   statutory rate                                    $2,414                  $2,378                  $1,536
Tax exempt interest, net                               (420)                   (689)                 (1,003)
State taxes, net of Federal benefit                     276                     170                     115
Excess ESOP compensation expense                         35                       -                    (69)
Bank-owned life insurance                               (99)
Other, net                                              (12)                     (6)                   (148)
Increase in valuation allowance for
   deferred tax assets                                  409                     335                     150
                                                        ---                     ---                     ---

Total                                                $2,603                  $2,188                    $581
                                                     ======                   =====                     ===

The components of the net deferred tax liability (asset) are as follows:

                                                                          September 30,
                                                                          -------------

                                                                          (in thousands)

                                                            2002                    2001
                                                            ----                    ----
Deferred tax assets:
     ESOP funding difference                              $(132)                  $(132)
     Recognition and retention plan                        (154)                   (146)
     Deferred compensation                                 (375)                   (282)
     Accrued hospitalization                                (20)                    (50)
     Charitable contributions                            (1,177)                 (1,289)
     Book bad debt reserves - loans                      (1,922)                 (1,623)
     Intangibles amortization                              (186)                   (148)
     Investment writedown                                  (174)                   (174)
     AMT credit carryforward                                (30)                   (227)
     Net operating loss carryover                           (55)                   (486)
     Purchase accounting adjustment-loans                  (270)                   (481)
     Consulting agreements                                    -                     (16)
     Capital loss carryover                                 (78)                      -
                                                           ----                       -

     Gross deferred tax assets                          $(4,573)                $(5,054)
                                                       --------                --------

     Valuation allowance                                   $894                    $485
                                                           ----                    ----

     Net deferred tax asset                             $(3,679)                $(4,569)
                                                       --------                --------

Deferred tax liabilities:
     Depreciation                                           $121                   $134
     Accretion                                               183                     95
     Tax bad debt reserves in excess of base year             58                    117
     Title plant                                              26                     26
     Loan fees and costs                                      34                     13

     Unrealized gain on available-for-sale                 2,170                    566
     securities
     Purchase accounting adjustment-deposits               2,597                  2,843
                                                           -----                  -----
                                                           5,189                  3,794

          Net deferred tax liability (asset)              $1,510                  $(775)
                                                          ======                 ======

Deferred income taxes reflect the net tax-effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company’s history of prior operating earnings and its expectation of the future, management believes that taxable income will more likely than not be to realize all of the Company’s gross deferred tax assets at September 30, 2002 and 2001. Valuation allowance of $409,000 and $335,000 were established during the years ended September 30, 2002 and September 30, 2001, respectively, to offset a portion of the charitable contribution carryforward that management believes may not be realizable. Such charitable contribution carryover will expire on September 30, 2003, if not utilized.

On November 10, 2000, the Company acquired Security of Pennsylvania Financial Corporation and its wholly-owned subsidiary, Security Savings Association of Hazleton (“Security Savings”), in a tax-free acquisition. As a result of this acquisition, the Company recorded various net deferred tax liabilities associated with various purchase accounting adjustments. In addition, for Federal income tax purposes, the Company has approximately $163,000 of net operating loss carryforwards resulting in a deferred tax asset of $55,000 as of September 30, 2002. The net operating loss will begin to expire after the year ended September 30, 2020 if not utilized.

11. Stock Option Plan

The Company maintains a stock-based incentive plan (“the 1998 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1998 Plan, the number of common shares reserved for the issuance of options was 642,735. All options were issued at not less than fair market value at the date of grant and expire in 10 years from date of grant. The majority of stock options granted vest over a five year period from the date of grant. In January 2000, the Company adopted the 2000 Stock Option Plan (“the 2000 Plan”). The 2000 Plan reserved an additional 173,624 shares for issuance under terms similar to the 1998 Plan. At September 30, 2002, 89,517 shares subject to option remain available for grant under the 2000 Plan.

A summary of the status of the Company’s outstanding stock option plans as of September 30, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                                                 2002                             2001                             2000
                                                 ----                             ----                             ----
                                                        Weighted-                       Weighted-                         Weighted-
                                                         Average                         Average                           Average
                                           Shares    Exercise Price      Shares       Exercise Price          Shares  Exercise Price
                                           ------    --------------      ------       --------------          ------  --------------
Stock Options:
Outstanding at beginning of year          718,189        $11.42          632,382         $9.98             618,355        $11.68
  Options exchanged in conjunction
  with  Security Savings acquisition            -             -           39,240          5.71                   -             -
  Granted                                  15,085         16.44          117,095         12.97              18,510         10.52
  Forfeited                                (7,600)        11.75          (37,720)        10.66              (4,483)         9.78
  Exercised                               (38,714)       $10.73          (32,808)         5.71                   -             -
                                         --------        ------         --------          ----             -------        ------
  Outstanding at end of year              686,960        $11.88          718,189        $11.42             632,382         $9.98
  Exercisable at end of year              404,667                        303,470                           125,398
Weighted-average fair value
  of options granted                        $4.21                          $4.47                             $3.72

The Black-Scholes option pricing model was used to determine the grant-date fair-value of the options. Significant assumptions used in the model included a weighted-average risk-free rate of return of 3.6% in 2002, 4.6% in 2001 and 5.8% in 2000; expected option life of 10 years; expected stock price volatility of 21.0% for 2002 awards, 22.6% for 2001 awards and 29.1% for 2000 awards; and expected dividend yield of 2.78% for 2002 and 3.0% for 2001 and 2000.

In October 1995, the FASB Issued SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair-value accounting provisions of SFAS No. 123, and has instead continued to apply APB Opinion No. 25 and related interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS No. 123. Had the grant-date fair-value provisions of SFAS No. 123 been adopted, the Company would have recognized $1.3 million, $801,000 and $621,000 of compensation expense in 2002, 2001 and 2000, respectively, related to options granted under its stock option plans. As a result, proforma net income of the Company would have been $3.7 million, $4.3 million and $3.5 million in 2002, 2001, and 2000, respectively and proforma diluted earnings per share would have been $0.86, $0.91 and $0.73 in 2002, 2001, and 2000, respectively.

The effects on pro forma net income and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future proforma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

The following table summarizes all stock options outstanding for the plans as of September 30, 2002, segmented by range of exercise prices:

                                                                      Outstanding
                                                 -------------------------------------------------------
                                                                       Weighted-            Weighted-
                                                                       Average               Average
                                                                      Exercise              Remaining
                                                 Number                 Price           Contractual Life
                                                 ------               ----------        ----------------
Stock Options:
--------------
$10.00-$10.12                                    1,045                  $10.00                   7.0 years
$10.13-$10.24                                    1,600                   10.13                   6.6
$10.25-$10.37                                    1,910                   10.25                   7.1
$10.38-$10.62                                   14,500                   10.38                   7.2
$10.63-$11.37                                    3,045                   10.63                   6.7
$11.38-$11.62                                    4,955                   11.38                   6.8
$11.63-$11.74                                    2,000                   11.63                   6.8
$11.75-$11.99                                  521,925                   11.75                   6.1
$11.75-$11.99                                   52,955                   11.75                   8.1
$12.00-$12.24                                    1,800                   12.00                   7.4
$12.25-$12.74                                   54,140                   12.25                   8.3
$12.25-$12.74                                    2,400                   12.25                   8.4
$12.75-$14.19                                    2,000                   12.75                   6.4
$14.20-$14.99                                    2,645                   14.20                   9.0
$15.00-$15.44                                    4,955                   15.00                   8.9
$15.45-$16.39                                    5,000                   15.45                   9.1
$16.40-$16.74                                      435                   16.41                   9.5
$16.75-$16.89                                    1,550                   16.75                   9.2
$16.90-$16.94                                      800                   16.90                   9.3
$16.95-$17.69                                    6,750                   16.95                   9.2
$17.70-$17.75                                      550                   17.70                   9.7
                                                   ---                   -----                   ---
                                               686,960                  $11.88                   6.6 years

12. Commitments, Contingencies, and Financial Instruments

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Commitments to originate loans amounted to $19.9 million as of September 30, 2002, of which $729,000 was for variable-rate loans. The balance of the commitments represent fixed-rate loans with interest rates ranging from 5.1% to 7.5%. In addition, at September 30, 2002, the Company had undisbursed loans in process for construction loans of $6.6 million and $52.9 million in undisbursed lines of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these commitments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for balance-sheet instruments.

Commitments to extend credit are legally-binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company on extensions of credit, is based on management’s credit assessment of the counterparty. At September 30, 2002, the Company expects all commitments to be funded within 60 days.

The Company is required to disclose estimated fair values for its financial instruments. The following describes various limitations and assumptions related to such fair value disclosures.

Limitations. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.
The estimated fair values presented neither include nor give effect to the values associated with the Company’s banking, or other businesses, existing customer relationships, extensive branch banking network, property, equipment, goodwill or certain tax implications related to the realization of unrealized gains or losses. Also, the fair value of non-interest-bearing demand deposits, savings, NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a banking organization that is a going concern.

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at September 30, 2002 and 2001.

Cash and cash equivalents. Current carrying amounts approximate estimated fair value.

Securities. Current quoted market prices were used to determine fair value.

Loans. Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type, and each loan category was further segmented by fixed-and adjustable-rate interest terms. The estimated fair value of the segregated portfolios was calculated by discounting cash flows through the estimated maturity using estimated prepayment speeds while using estimated market discount rates that reflect credit and interest rate risk inherent in the loans. The estimate of the maturities and prepayment speeds was based on the Company's historical experience. Cash flows were discounted using market rates adjusted for portfolio differences.

Accrued interest receivable. Current carrying amounts approximate estimated fair value.

Bank-owned life insurance. The fair value is equal to the cash surrender value of the life insurance policies.

Deposits with no stated maturity. Current carrying amounts approximate estimated fair value.

Certificates of deposit. Fair values were estimated by discounting the contractual cash flows using current market rates offered in the Company’s market area for deposits with comparable terms and maturities.

Federal Home Loan Bank Advances. The fair value of borrowings was estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

Other borrowings. Current carrying amounts approximate estimated fair value.

Accrued interest payable. Current carrying amounts approximate estimated fair value.

Trust preferred debt. The fair value of trust preferred debt is equal to the available quoted market price.

Commitments to extend credit. The majority of the Company’s commitments to extend credit carry current market interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                                            At September 30,
                                                                            ----------------
                                                                             (in thousands)

                                                               2002                              2001
                                                               ----                              ----

                                                    Carrying         Estimated          Carrying          Estimated
                                                      Amount        Fair Value            Amount         Fair Value
                                                      ------        ----------            ------         ----------

Financial Assets:

Cash and cash equivalents                            $25,302           $25,302            $9,060             $9,060
Securities available for sale                        327,886           327,886           243,648            243,648
Securities held to maturity                            3,653             3,707            17,842             17,819
Loans                                                489,373           500,925           498,151            520,412
Accrued interest receivable                            7,632             7,632             6,892              6,892
Bank owned life insurance                             10,303            10,303                 -                  -

Financial Liabilities:

Deposits with no stated maturity which
  consist of savings, money market, NOW
  and non-interest bearing deposits                 $305,719          $305,719          $213,242           $213,242
Certificates of deposit                              299,247           306,108           302,493            306,438
Federal Home Loan Bank advances                      208,421           231,271           204,441            216,536
Other borrowings                                       4,630             4,630             5,990              5,990
Accrued interest payable                               1,458             1,458             2,130              2,130
Trust preferred debt                                   7,000             7,583                 -                  -

                                                 Contractual         Estimated       Contractual          Estimated
                                                      Amount        Fair Value            Amount         Fair Value
                                                      ------        ----------            ------         ----------
Off balance sheet assets:
Loan commitments                                     $26,484              $397           $12,592               $189
Consumer lines of credit                              22,330                 -            18,908                  -
Commercial lines of credit                            30,609                 2            22,149                  2

13. Capital and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital and tangible capital (as defined) to total assets (as defined). Management believes, as of September 30, 2002 that the Bank meets all capital adequacy requirements to which it is subject.As of September 30, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital position of the Company does not differ significantly from the Bank’s. The Bank’s actual capital amounts and ratios at September 30, 2002 and 2001 are also presented in the following table (in thousands):

                                                                 As of September 30, 2002
                                                                 ------------------------
                                                                      (in thousands)
                                                                                         To be Well Capitalized
                                                                       For Capital        under prompt corrective
                                            Actual                   Adequacy Purposes        Action Provisions
                                            ------                   -----------------   ------------------------

                                        Amount      Ratio(1)    Amount       Ratio(1)     Amount      Ratio(1)
                                        ------      --------    ------       --------     ------      --------

Risk-based Capital
(Total Capital to risk-weighted assets)$56,828       10.4%      $43,569        >8.0%      $54,462       >10.0%

Tier I Capital
(to risk-weighted assets)               51,628        9.5%       21,785        >4.0%       32,677        >6.0%

Core Capital
(Tier I Capital to total assets)        51,628        5.8%       26,572        >3.0%       44,286        >5.0%

Tangible Capital
(Tier I Capital to total assets)        51,628        5.8%       13,286        >1.5%          N/A          N/A

                                                       As of September 30, 2001
                                                       ------------------------
                                                            (in thousands)
                                                                                         To be Well Capitalized
                                                                       For Capital        under prompt corrective
                                            Actual                   Adequacy Purposes        Action Provisions
                                            ------                   -----------------   ------------------------

                                        Amount      Ratio(1)    Amount       Ratio(1)     Amount      Ratio(1)
                                        ------      --------    ------       --------     ------      --------

Risk-based Capital
(Total Capital to risk-weighted assets)$55,947       11.7%      $38,417        >8.0%      $48,021       >10.0%

Tier I Capital
(to risk-weighted assets)              51,433        10.7%       19,208        >4.0%       28,812        >6.0%

Core Capital
(Tier I Capital to total assets)       51,433         6.5%       23,725        >3.0%       39,541        >5.0%

Tangible Capital
(Tier I Capital to total assets)       51,433         6.5%       11,862        >1.5%          N/A          N/A

(1) Tangible and core capital are completed as a percentage of total assets of $886 million and $791 million at September 30, 2002 and 2001, respectively. Risk-based capital and Tier I capital is computed as a percentage of total risk-weighted assets of $545 million and $480 million at September 30, 2002 and 2001, respectively.

The Bank established a liquidation account at the time of its conversion from a Federally-chartered mutual savings and loan association to a Federally-chartered stock savings bank (“the Conversion”). This liquidation account was initially established in an amount equal to the equity of the Bank as of the date of its latest balance sheet date, September 30, 1997, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account, which decreases if the balances of eligible deposits decrease at the annual determination dates, approximated $6.3 million at September 30, 2002.

The Company may not declare nor pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $.01 per share (the “preferred stock”). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. As of September 30, 2002, there were no shares of preferred stock issued.

14. Employee Benefit Plans

Defined Benefit Plan
The Company participates in a multi-employer defined benefit pension plan covering all employees meeting eligibility requirements of being at least age 21 with one year of service with the Company. Because of the multi-employer nature of the plan, information regarding the Company’s portion of present values of vested and nonvested benefits is not available. The plan is fully funded and no contributions were required during the years ended September 30, 2002, 2001 and 2000.

401K Plan
The Bank maintains a Section 401(k) defined contribution plan which covers substantially all of its employees. The Company made contributions to this plan of approximately $205,000, $159,000 and $113,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

Employee Stock Ownership Plan
The Bank maintains an Employee Stock Ownership Plan (“ESOP”). The Plan is designed to provide retirement benefits for eligible employees. Because the ESOP invests in the stock of the Company, it gives eligible employees an opportunity to acquire an ownership interest in the Company. Employees are eligible to participate in the Plan after reaching age 21 and completing six months of service. Benefits become 100% vested after four years, with a 25% vesting occurring each year.

The ESOP purchased 8.0% or 514,188 shares of the common stock issued in the Conversion. The ESOP borrowed 100% of the aggregate purchase price of the common stock, or $5.1 million, from the Company. The loan has a 10 year term, with an annual interest rate of prime (6.0% at September 30, 2002) and will be repaid principally from the Bank’s contributions to the ESOP. The Company recognized $758,000, $548,000 and $417,000 in compensation and benefit expense related to the ESOP for the years ended September 30, 2002, 2001 and 2000, respectively, offset by dividends in the amount of $214,000, $182,000 and $143,000, respectively.

Shares purchased by the ESOP were pledged as collateral for the loan and are held in a suspense account until released for allocation among participants as the loan is repaid. The pledged shares are released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares are allocated among the accounts of participants on the basis of the participant’s compensation for the year of allocation.

At September 30, 2002, the ESOP held 514,188 shares of the Company’s stock of which 244,242 shares were allocated to participant accounts. The unallocated ESOP shares are presented as a reduction of stockholders’ equity in the consolidated financial statements. At September 30, 2002, the unallocated ESOP shares had a fair market value of $4.0 million.

Stock Awards
The Company maintains a Stock-Based Incentive Plan for officers, directors and certain employees of the Company and its subsidiaries, under which 257,094 shares of common stock were available for grant. All awards granted vest over a five-year period from the date of grant and result in compensation expense during the vesting period. The Company recognized $496,000, $516,000 and $473,000 in compensation and benefit expense related to the stock awards for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. A total of 42,178 shares have been vested in fiscal 2002. A total of 43,164 shares and 48,256 shares were vested in fiscal 2001 and fiscal 2000, respectively. At September 30, 2002, 28,296 shares of the stock award plan remain unawarded.

Option Plan
The Stock Option Plan is described in footnote 11, page 33.

15. Goodwill and Intangible Assets

A summary of goodwill and intangible assets is as follows:

                                                        Gross                                          Net
                                                       carrying              Accumulated          carrying
                                                        amount              amortization            amount
                                                        --------------------------------------------------
Goodwill
--------

Balance at October 1, 2000                                $248                    $(110)              $138

Acquisition of:
   Security Savings Association of Hazleton                473                         -               473
   Higgins Insurance Associates, Inc.                    2,519                         -             2,519
Amortization expense                                         -                     (173)              (173)
                                                        ------                    -----             ------

Balance at September 30, 2001                           $3,240                    $(283)            $2,957

Acquisition of:
   Schuylkill Savings and Loan Association                 200                        -                200
   DeAndrea Agency                                         400                        -                400
Additional goodwill associated with Security Savings
Association of Hazleton acquisition                         98                        -                 98
                                                        ------                    -----             ------

Balance at September 30, 2002                           $3,938                    $(283)            $3,655
                                                        ======                   ======             ======

                                                        Gross                                          Net
                                                       carrying              Accumulated          carrying
                                                        amount              amortization            amount
                                                        --------------------------------------------------
Amortizing Intangible Assets
---------- ---------- ------

Balance at October 1, 2000                              $1,537                    $(389)            $1,148

Security Savings Association of Hazleton
  core deposit intangible                                9,086                        -              9,086
Amortization expense                                         -                     (954)              (954)
                                                        ------                    -----             ------

Balance at September 30, 2001                          $10,623                  $(1,343)            $9,280

Schuylkill Savings and Loan Association
   core deposit intangible                                 255                        -                255
Other intangibles                                          435                        -                435
Amortization expense                                         -                     (952)              (952)
                                                        ------                    -----             ------

Amortizing intangible assets                           $11,313                  $(2,295)            $9,018
                                                        ------                    -----             ------

Nonamortizing intangible assets                              -                        -                 75
                                                        ------                    -----             ------

Balance at September 30, 2002                                                                       $9,093
                                                        ======                   ======             ======

Nonamortizing intangible assets consist of title plant of $75,000 at September 30, 2002 and 2001.

BR>

Amortization expense of amortizing intangible assets for the years ended September 30, 2002, 2001 and 2000 is as follows:

                                                                                   Other            Total
                                                  Core deposit                amortizing        amortizing
                                                   intangibles               intangibles       intangibles
                                                   -----------               -----------       -----------
Aggregate Amortization Expense:
--------- ------------ -------
(in thousands)

For the year ended September 30, 2000                     $309                       $-              $309
For the year ended September 30, 2001                    1,007                        -             1,007
For the year ended September 30, 2002                      954                       54             1,008

The estimated amortization expense of amortizing intangible assets for each of the five succeeding fiscal years is as follows:

                                                                                   Other            Total
                                                  Core deposit                amortizing        amortizing
                                                   intangibles               intangibles       intangibles
                                                   -----------               -----------       -----------
Estimated annual amortization expense:
--------- ------ ------------ -------
(in thousands)

For the year ended September 30, 2003                     $849                      $86              $935
For the year ended September 30, 2004                      750                       86               836
For the year ended September 30, 2005                      644                       86               730
For the year ended September 30, 2006                      586                       55               641
For the year ended September 30, 2007                      558                       22               580

Intangible assets acquired in the year ended September 30, 2002 are as follows:

(in thousands)

                                                                                          Weighted average
                                                        Amount               Residual         amortization
                                                      assigned                  value      period in years
                                                      --------               --------     ----------------

Core deposit intangible                                   $255                      -                   13
Other intangibles                                          435                      -                    4
                                                          ----                    ---                  ---

Total                                                     $690                      -                    -
                                                          ====                      =                    =

The following table sets forth a comparison of net income and basic and diluted earnings per share adjusted for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets":

                                                                                   For the Year Ended
                                                                                     September 30,
                                                                          2002            2001                2000
                                                                          ----            ----                ----

                                                                       (Dollars in thousands, except per share data)

Goodwill amortization                                                       $-             $144                   $54
                                                                            ==             ====                   ===
Net Income                                                              $4,498           $4,807                $3,936
                                                                        ======           ======                ======

Addback:  Goodwill amortization (net of tax)                                 -              106                     34
                                                                             -              ---                     --
Adjusted net income                                                     $4,498           $4,913                $3,970
                                                                        ======           ======                ======
Basic earnings per share:
  Net income                                                             $1.11            $1.03                 $0.84
                                                                         -----            -----                 -----
  Goodwill amortization                                                      -             0.02                  0.01
                                                                             -             ----                  ----
  Adjusted basic earnings per share                                      $1.11            $1.05                 $0.85
                                                                         =====            =====                 =====
Diluted earnings per share:
  Net income                                                             $1.05            $1.02                 $0.81
                                                                         -----            -----                 =====
  Goodwill amortization                                                      -             0.02                  0.01
                                                                             -             ----                  ----
  Adjusted diluted earnings per share                                    $1.05            $1.04                 $0.82
                                                                         =====            =====                 =====

16. Recent Accounting Pronouncements.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The adoption of this Statement on October 1, 2002 did not have an impact on the Company’s earnings, financial condition or equity.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a temporarily-controlled subsidiary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this statement generally are to be applied prospectively. The Adoption of the Statement on October 1, 2002 did not have an impact on the Company’s earnings, financial condition or equity.

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

The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. The adoption of the effective portions of this Statement did not have an impact on the Company’s earnings, financial condition or equity. The adoption of the remaining portions of this Statement is not expected to have an impact on the Company’s earnings, financial condition or equity.

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

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

On October 1, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon early adoption of this statement, the carrying amount of the previously recognized unidentifiable intangible asset related to the Schuylkill Savings branch acquisitions that was reclassified to goodwill was $202,000, while the related 2002 amortization expense that was reversed was $81,000, pre-tax. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $10.9 million in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

17. Related Party Transactions

The Company retains a law firm, in which the Chairman of the Company’s Board of Directors also is a partner, that provides general legal counsel to the Company. The Company paid legal fees to this law firm of $74,145, $54,653 and $37,373 for the years ended September 30, 2002, 2001 and 2000, respectively. The Company paid rent of $20,820 in fiscal 2002 for its Pottsville office to a partnership in which a director of the Company has a one-third ownership interest.

18. Acquisitions

On November 10, 2002, the Company acquired Security of Pennsylvania Financial Corp. (“Security”), based in Hazleton, Pennsylvania, the holding company of Security Savings Association of Hazleton, a Pennsylvania-chartered savings and loan association. Pursuant to an Agreement and Plan of Merger, each share of Security’s issued and outstanding common stock, par value $0.01 per share, was acquired for $17.50 in cash. In addition, on November 10, 2000, Security Savings was merged with and into First Federal Bank, with First Federal being the surviving institution. The acquisition of Security was accounted for as a purchase transaction. Accordingly, only the results of Security’s operations subsequent to the date of acquisition are included in these consolidated financial statemen6ts. The intangibles acquired are being amortized using both straight line and accelerated methods of amortization over lives ranging from 13 to 31 years. The following pro forma results of operations assume that the acquisition had been consummat3ed at the beginning of each respective period shown.

                                                       Fiscal Year Ended
                                                              (in thousands)

                                            September 30, 2001            September 30, 2000
                                            ------------------            ------------------
Net interest income                              $21,916                        $22,814
Other income                                       3,736                          2,269
Net income                                           930                          4,182

Earnings per share - basic                         $0.20                          $0.90
Earnings per share - diluted                       $0.20                          $0.86

As of the close of business on December 31, 2000, the Company issued 215,052 shares of stock to acquire Higgins Insurance Associates, Inc., a Pottsville- based insurance agency, which has been serving customers throughout Schuylkill and Luzerne counties since 1946. Higgins offers personal, health and commercial insurance. The transaction was accounted for using the purchase method of accounting. During 2002, the Company purchased three banking offices from Schuylkill Savings and Loan Association while Higgins acquired the DeAndrea Agency which specializes in personal and commercial insurance. These acquisitions resulted in the Company recognizing an amortizable core deposit intangible of $255,000 and amortizable other intangible assets of $435,000.

19. Parent Company Financial Information

         Condensed Statement of Financial Condition

                                                                                      September 30,
                                                                                      -------------
                                                                                      (in thousands)
                                                                                   2002                2001
                                                                                ---------------------------

        Assets:
            Cash                                                                   $752                $187
            Investment in subsidiaries                                           65,567              63,551
            Securities available for sale                                         4,344               6,410
            Accrued interest receivable                                              84                 136
            Due from affiliates                                                     761                 404
            Other assets                                                          6,028               5,576
                                                                                  -----               -----
              Total Assets                                                      $77,536             $76,264
                                                                                =======             =======

        Liabilities and stockholders' equity:

            Trust preferred debt                                                 $7,000                  $-
            Note payable to subsidiary bank                                       1,000                   -
            Other liabilities                                                     1,151                 427
                                                                                  -----                 ---

              Total Liabilities                                                   9,151                 427
                                                                                  -----                 ---

              Total stockholders' equity                                         68,385              75,837
                                                                                 ------              ------
                Total Liabilities and Stockholders' Equity                      $77,536             $76,264
                                                                                =======             =======

Condensed Statement of Operations
                                                               For the years ended September 30,
                                                                        (in thousands)
                                                               2002           2001          2000
                                                               ----           ----          ----

         Income:
           Interest income                                     $445           $878        $1,059
           Other income (expense)                               (37)          (581)          (59)
           Equity in undistributed income of
           subsidiaries                                       5,296          5,637         3,902
                                                              -----          -----         -----
         Total Income                                         5,704          5,934         4,902
                                                              -----          -----         -----

         Expenses:
           Interest expense                                     244             41           153
           Other operating expenses                             749            952           792
                                                              -----          -----         -----
         Total Expense                                          993            993           945
                                                              -----          -----         -----

         Income before income taxes                           4,711          4,941         3,957
         Income tax expense                                     213            134            21
                                                              -----          -----         -----
         Net income                                          $4,498         $4,807        $3,936
                                                              =====          =====         =====

Condensed Statements of Cash Flows

                                                               For the Years Ended September 30,
                                                                        (in thousands)
                                                                   2002      2001     2000

Operating Activities:
Net Income                                                       $4,498     $4,807    $3,936
Adjustments to reconcile net income to net cash provided by
 Operating activities:
   Equity in undistributed income of subsidiaries                 5,296      5,637     3,902
     Deferred income tax (benefit) provision                      2,061      4,590      (655)
     Reduction in unallocated ESOP shares                           758        548       417
     Stock award expense                                            496        516       473
     Amortization and accretion on:
        Available-for-sale securities                                38       (184)        8
     Loss on sale of:
     Available-for-sale securities                                   37        192        14
     Changes in assets and liabilities:
        Increases in other assets                                  (980)    (1,348)   (1,799)
        Increase (decrease) in other liabilities                    790        318       (40)
                                                                    ---        ---      ----

            Net cash provided by operating activities           $12,994    $15,076    $6,256
                                                                -------    -------    ------

Investing Activities:
Increase in investment in subsidiaries                          $(7,313)  $(13,499)  $(4,371)
Proceeds from sale of:
  Available-for-sale securities                                   4,880     11,688     1,048
Proceeds from repayments of available-for-sale securities         1,000          -         -
Purchase of Security Savings                                          -    (24,246)        -
Purchase of available-for-sale securities                        (3,243)    (3,103)      (61)
                                                                -------    -------      ----

Net cash used in investing activities                           $(4,676)  $(29,160)  $(3,384)

Financing Activities:
Borrowings of note payable                                       $1,000         $-    $3,185
Repayment of long-term debt                                           -     (3,185)        -
Proceeds issuance trust-preferred securities                      7,000          -         -
Stock options exercised                                             424        187         -
Stock compensation tax benefit                                      110          -         -
Stock issued for the purchase of Higgins Insurance Agency             -      2,500         -
Purchase of treasury stock                                      (14,421)    (8,423)   (4,943)
Issuance of treasury stock                                           96          -         -
Cash dividend received from subsidiary                                -     25,000         -
Cash dividend on common stock                                    (1,962)    (1,878)   (1,547)
                                                                -------    -------    ------

     Net cash provided by (used in) financing activities        $(7,753)   $14,201   $(3,305)
                                                               --------    -------   --------

Increase (decrease) in cash and cash equivalents                    565        117       (43)

Cash and cash equivalents, beginning of year                        187         70       503
                                                                    ---         --       ---

Cash and cash equivalents, end of year                             $752       $187       $70
                                                                   ====       ====       ===

Management's Statement on Financial Reporting

To Our Shareholders:

Management of Northeast Pennsylvania Financial Corp. and subsidiaries (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Company's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of September 30, 2002. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2002, the Company maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America.

The Company assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Northeast Pennsylvania Financial Corp. and subsidiaries complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended September 30, 2002.

E. Lee Beard                                                           Patrick J. Owens, Jr.
President &                                                            Vice President, Treasurer,
Chief Executive Officer                                                & Chief Financial Officer

KPMG
1601 Market Street
Philadelphia PA 19103-7212

Independent Auditors' Report

To the Board of Directors
Northeast Pennsylvania Financial Corp.
Hazleton, Pennsylvania:

We have audited the accompanying consolidated statements of financial condition of Northeast Pennsylvania Financial Corp. and subsidiaries (the "Company") as of September 30, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 15 and 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 147, Acquisition of Certain Financial Institutions: an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, during fiscal 2002.

KPMG LLP

October 25, 2002