Form 10-K/A
period 2002-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2003-01-08
CIK 1050996

UNITED STATES
SECURlTIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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

The Registrant hereby amends its annual report on Form 10-K for the period ended September 30, 2002 to:

  Add to the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 the date such documents were signed. The date was inadvertently omitted from the edgar version filed on December 30, 2002.

  Add a signature to the consent of KPMG LLP contained in Exhibit 23.0. The signature was inadvertently omitted from the edgar version filed on December 30, 2002.

  Include as Exhibits 99.1 and 99.2 certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for both the Form 10-K filed on December 30, 2002 and this amendment to the Form 10-K.

  Include the bylaws, which were intended to be filed as Exhibit 3.2 to the Form 10-K filed on December 30, 2002.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report.

    (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated
       pages of the 2002 Annual Report to Shareholders:

             Consolidated Statements of Financial Condition
               as of September 30, 2002 and 2001...............................................................17
             Consolidated Statements of Operations
               For the Years Ended September 30, 2002, 2001 and 2000...........................................18
             Consolidated Statements of Comprehensive Income
               For the Years Ended September 30, 2002, 2001, and 2000..........................................19
             Consolidated Statements of Changes in Equity
               For the Years Ended September 30, 2002, 2001 and 2000...........................................20
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

                 11.0      Statement regarding Computation of Per Share Earnings (See Notes to
                           Consolidated Financial Statements) (8)
                 13.0      2002 Annual Report to Shareholders (8)
                 21.0      Subsidiary information is incorporated by reference to "Part I - Subsidiaries"  (8)
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

                    (8) Incorporated herein by reference into this document from the Company's Form 10-K for the year ended September 30, 2002.

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

Northeast Pennsylvania Financial Corp.

Dated: January 8, 2003          /s/E. Lee Beard
                                   E. Lee Beard
                                   President and Chief Executive Officer
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

Date: 12/30/02

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

Date: 12/30/02

/s/ Patrick J. Owens, Jr.
---------------------------
Patrick J. Owens, Jr.
Treasurer and Chief Financial Officer

CERTIFICATION

I, E. Lee Beard, certify that:

  I have reviewed this annual report on Form 10-K/A of Northeast Pennsylvania Financial Corp.;

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

Date: 01/08/03

/s/ E. Lee Beard
------------------------------
E. Lee Beard
President, Chief Executive Officer and Chief Financial Officer