Form 10-Q
period 2002-12-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2003-02-14
CIK 1050996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended December 31, 2002

                                                         or

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

                                                                 Yes     X       No
                                                                    ---------      -------

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                                 Yes     -       No   X
                                                                    ---------      -------

              The Registrant had 4,176,594 shares of Common Stock outstanding as of February 13, 2003.

TABLE OF CONTENTS

Item
No.
---
                                                                                        Page
                                                                                        Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         December 31, 2002 and September 30, 2002 (unaudited).........................   1

         Consolidated Statements of Operations for the Three Months Ended
         December 31, 2002 and 2001 (unaudited).......................................   2

         Consolidated Statements of Comprehensive Income for the Three Months
         Ended December 31, 2002 and 2001 (unaudited).................................   3

         Consolidated Statements of Changes in Equity for the Year Ended
         September 30, 2002 and the Three Months Ended
         December 31, 2002 (unaudited)................................................   4

         Consolidated Statements of Cash Flows for the Three Months Ended
         December 31, 2002 and 2001 (unaudited).......................................   5

         Notes to Consolidated Financial Statements (unaudited).......................   7

Item 2    Management Discussion and Analysis of Financial Condition

Part II - OTHER INFORMATION

1        Legal Proceedings............................................................  27

2        Changes in Securities and Use of Proceeds....................................  27

3        Defaults Upon Senior Securities..............................................  27

4        Submission of Matters to a Vote of Security Holders..........................  27

5        Other Information............................................................  27

6        Exhibits and Reports on Form 8 - K...........................................  27

Signatures

Certifications

Northeast Pennsylvania Financial Corp.
Consolidated Statements of Financial Condition
December 31, 2002 and September 30, 2002 (unaudited)
(in thousands)

                                                                              December 31,     September 30,
                                                                                  2002             2002
                                                                                  ----             ----
                               Assets                                                  (unaudited)

Cash and cash equivalents                                                       $49,252          $25,302
Securities available-for-sale (cost of 317,575 at December 31,
     2002 and 322,307 at September 30, 2002)                                    322,635          327,886
Securities held-to-maturity (estimated fair value of $3,691 at
    December 31, 2002 and $3,707 at September 30, 2002)                           3,653            3,652
Loans (less allowance for loan losses of $5,275 at December 31, 2002
    and $5,449 at September 30, 2002)                                           489,783          489,373
Accrued interest receivable                                                       7,985            7,632
Assets acquired through foreclosure                                                 836              547
Property and equipment, net                                                      12,651           12,840
Goodwill                                                                          3,655            3,655
Intangible Assets                                                                 9,300            9,093
Bank-owned life insurance                                                        10,460           10,303
Other assets                                                                     12,506           15,226
                                                                                 ------           ------
     Total assets                                                              $922,716         $905,509
                                                                               ========         ========

                       Liabilities and Equity

Deposits                                                                       $612,516         $604,966
Federal Home Loan Bank advances                                                 208,416          208,421
Other borrowings                                                                  2,721            4,630
Trust-preferred debt                                                             22,000            7,000
Advances from borrowers for taxes and insurance                                     990              852
Accrued interest payable                                                          1,499            1,458
Other liabilities                                                                 6,254            9,797
                                                                                  -----            -----

      Total Liabilities                                                        $854,396         $837,124
                                                                               --------         --------

Preferred stock ($.01 par value; 2,000,000 authorized shares;  0
    shares issued)                                                                   -                 -
Common stock ($.01 par value; 16,000,000 authorized shares;
    6,427,350 shares issued)                                                         64               64
Additional paid-in capital                                                       61,937           62,047
Retained earnings - substantially restricted                                     39,125           38,672
Accumulated other comprehensive income, net                                       3,129            3,443
Common stock acquired by stock benefit plans                                     (4,941)          (4,847)
Treasury stock, at cost (2,257,125 shares at December 31, 2002
     and at September 30, 2002)                                                 (30,994)         (30,994)
                                                                               --------         --------

    Total Equity                                                                $68,320          $68,385
                                                                                -------          -------

            Total liabilities and equity                                       $922,716         $905,509
                                                                               ========         ========

Northeast Pennsylvania Financial Corp.
Consolidated Statements of Operations
For the Three Months Ended December 31, 2002 and 2001 (unaudited)
(in thousands, except per share data)
                                                                                For the Three months ended
                                                                                       December 31,
Interest Income:                                                                    2002             2001
                                                                                    ----             ----
                                                                                        (unaudited)
  Loans                                                                          $9,224            $10,038
  Mortgage-related securities                                                     2,035              1,734
  Investment securities:
     Taxable                                                                      1,183              1,690
     Non-taxable                                                                    233                242
                                                                                    ---                ---
     Total interest income                                                       12,675             13,704

Interest Expense:
  Deposits                                                                        3,711              4,405
  Federal Home Loan Bank advances and other borrowings                            3,243              2,907
                                                                                  -----              -----
     Total interest expense                                                       6,954              7,312

Net interest income                                                               5,721              6,392

Provision for loan losses                                                           370                638
                                                                                    ---                ---

Net interest income after provision for loan losses                               5,351              5,754

Non-interest Income:
   Service charges and other fees                                                   655                509
   Insurance premium income                                                         924                720
   Trust fee income                                                                 232                153
   Other income                                                                     443                 81
   Gain (loss) on sale of:
    Asset acquired through foreclosure                                               10                (9)
    Loans                                                                           244                152
    Available-for-sale securities                                                    11               (35)
                                                                                     --               ----
    Total non-interest income                                                     2,519              1,571

Non-interest Expense:
  Salaries and net employee benefits                                              3,224              2,854
  Occupancy costs                                                                   804                665
  Amortization of intangibles                                                       260                243
  Data processing                                                                   181                165
  Professional fees                                                                 497                265
  Advertising                                                                       264                128
  Federal Home Loan Bank and other service charges                                  229                238
  Other                                                                           1,086                895
                                                                                  -----                ---
     Total non-interest expense                                                   6,545              5,453

Income before income taxes                                                        1,325              1,872

Income taxes                                                                        382                594
                                                                                    ---                ---

Net income                                                                        $ 943            $ 1,278
                                                                                  =====            =======

Earnings per share - basic                                                       $ 0.25             $ 0.29
                                                                                 ======             ======
Earnings per share - diluted                                                     $ 0.24             $ 0.28
                                                                                 ======             ======

Northeast Pennsylvania Financial Corp.
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2002 and 2001 (unaudited)
(in thousands)

                                                                               For the Three Months Ended
                                                                                     December 31,
                                                                                 2002               2001
                                                                                 ----               ----
                                                                                      (unaudited)
Net Income                                                                       $943             $1,278

Other comprehensive income, net of tax
     Unrealized losses on securities and on retained interest on
     asset securitization:                                                      $(321)             $(782)
     Unrealized holding losses arising during the period
     Less:  Reclassification adjustment for gains included in net
      income                                                                       (7)               (23)
                                                                              -------            -------
Other comprehensive loss                                                        $(314)             $(759)
Comprehensive income                                                             $629               $519
                                                                                 ====               ====

Northeast Pennsylvania Financial Corp.
Consolidated Statements of Changes in Equity
For the Year Ended September 30, 2002
and the Three Months Ended December 31, 2002 (unaudited)
(in thousands)

                                                                       Common Stock              Accumulated
                                                          Additional    Acquired by                 Other
                                                 Common     Paid      Stock benefit   Retained   Comprehensive    Treasury    Total
                                                  Stock   In Capital      plans       Earnings   Income (loss)     Stock     Equity
                                                  -----   ----------      -----       --------   -------------     -----     ------

Balance, September 30, 2001                      $   64    $ 62,142     $ (5,213)     $ 36,136      $   894     $ (18,186) $ 75,837

ESOP shares committed to be released                            243          515                                                758
Stock awards                                                    (46)         542                                                496
Stock employee compensation trust
      (44,441 shares)                                                       (701)                                              (701)
Stock  compensation tax benefit                                 110                                                             110
Stock options exercised (38,714 shares)                        (402)          10                                      816       424
Treasury stock reissuance (6,568 shares)                                                                               96        96
Net changes in gains on
      securities available for sale, net of tax                                                       2,439                   2,439
Net change in gains on retained interest
      on asset securitization, net of tax                                                               110                     110
Treasury stock at cost (768,426 shares)                                                                           (13,720)  (13,720)
Cash dividend paid                                                                      (1,962)                              (1,962)
Net income                                                                               4,498                               4,498
                                                -------    --------     --------      --------     --------     ---------  --------
Balance, September 30, 2002                      $   64    $ 62,047     $ (4,847)     $ 38,672     $  3,443     $ (30,994) $ 68,385

ESOP shares committed to be released                            (98)         386                                                288
Stock awards                                                     (5)          63                                                 58
Stock employee compensation trust
      (37,742 shares)                                                       (581)                                              (581)
Stock options exercised (2,400 shares)                           (7)          38                                                 31
Net changes in loss on
securities available for sale, net of tax                                                              (311)                   (311)
Net change in gains on retained interest
      on asset securitization, net of tax                                                                (3)                     (3)
Cash dividend paid                                                                        (490)                                (490)
Net income                                                                                 943                                  943
                                                -------    --------     --------      --------     --------     ---------  --------
Balance, December 31, 2002                       $   64    $ 61,937     $ (4,941)     $ 39,125     $  3,129     $ (30,994) $ 68,320

Northeast Pennsylvania Financial Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2002 and 2001 (unaudited)
(in thousands)
                                                                                          For the Three Months Ended
                                                                                                 December 31,
                                                                                             2002             2001
                                                                                             ----             ----
Operating Activities:                                                                            (unaudited)
Net Income                                                                                   $943           $1,278
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for foreclosed assets                                                              93              252
  Provision for loan losses                                                                   370              638
  Depreciation                                                                                352              346
  Amortization of intangibles                                                                 260              243
  Deferred income tax provision                                                            (2,745)             154
  ESOP expense                                                                                288              296
  Stock award expense                                                                          58              128
  Amortization and accretion on:
     Held-to-maturity securities                                                               (1)              (6)
     Available-for-sale securities                                                            753              (44)
  Amortization of deferred loan fees                                                         (252)            (124)
(Gain) loss on sale of:
     Assets acquired through foreclosure                                                      (10)               9
     Loans                                                                                   (244)            (152)
     Available-for-sale securities                                                            (11)              35
  Changes in assets and liabilities:
    (Increase) decrease in accrued interest receivable                                       (353)             186
    Increase in other assets                                                                 (749)            (424)
    Increase (decrease) in accrued interest payable                                            41             (506)
    Increase (decrease) in accrued income taxes payable                                     3,002              383
    Increase (decrease) in other liabilities                                                 (593)           1,066
                                                                                            -----            -----

      Net cash provided by operating activities                                            $1,202           $3,758

Investing Activities:
Net increase in loans                                                                     $(9,604)         $(3,212)
Proceeds from sale of:
  Available-for-sale securities                                                                 -            7,784
  Assets acquired through foreclosure                                                         390              193
  Loans                                                                                     8,558            6,566
Proceeds from repayments of held-to-maturity securities                                         -            8,000
Proceeds from repayments of available-for-sale securities                                  58,333           19,046
Purchase of:
  Available-for-sale securities                                                           (53,757)         (43,148)
  Office properties and equipment                                                            (163)            (331)
  Bank-owned life insurance                                                                  (157)               -
  Federal Home Loan Bank stock                                                               (586)               -
                                                                                            -----                -

Net cash used in (provided by) investing activities                                        $3,014          $(5,102)

Financing Activities:
  Net increase in deposit accounts                                                         $7,550           $8,795
  Net decrease in Federal Home Loan Bank short-term advances                                    -           (1,000)
  Repayments of Federal Home Loan Bank long-term advances                                      (5)              (5)
  Net increase in advances from borrowers for taxes and insurance                             138            1,874

Northeast Pennsylvania Financial Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2002 and 2001 (unaudited)
(in thousands)
                                                                                           For the Three Months
                                                                                            Ended December 31,

                                                                                             2002           2001
                                                                                             ----           ----
                                                                                                  (unaudited)
    Net increase (decrease) in other borrowings                                           $(1,909)         $1,470
    Proceeds from issuance of trust-preferred securities                                   15,000               -
    Purchase of treasury stock                                                                  -          (2,435)
    Purchase of stock for stock employee compensation trust                                  (581)              -
    Cash dividend on common stock                                                            (490)           (489)
    Stock options exercised                                                                    31             348
                                                                                               --             ---

     Net cash provided by financing activities                                            $19,734          $8,558

Increase in cash and cash equivalents                                                      23,950           7,214

Cash and cash equivalents, beginning of period                                             25,302           9,060
                                                                                           ------           -----

Cash and cash equivalents, end of period                                                  $49,252         $16,274
                                                                                          =======         =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                              $6,941          $7,818
                                                                                           ======          ======
     Income taxes                                                                            $345             $42
                                                                                             ====             ===
Supplemental disclosure - non-cash and financing information:
  Transfer from loans to real estate owned                                                 $1,129            $368
                                                                                           ======            ====
  Net change in unrealized losses on securities
   available-for-sale, net of tax                                                           $(314)          $(759)
                                                                                           ======          ======

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.        Summary of Significant Accounting Policies

           Business

Northeast Pennsylvania Financial Corp. (the “Company”), through its subsidiaries, provides a wide range of financial products and services to individual, corporate, and municipal customers through its offices in Northeastern and Central Pennsylvania. These products include Banking, Insurance, Investment and Trust lines of business. Banking products, which are offered through the Company’s subsidiary First Federal Bank (the “Bank”), include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, commercial and consumer loans, real estate loans and home equity loans. The Bank also serves its loan customers through a loan production office located in Monroe County, Pennsylvania. Insurance products, which are offered through the Company’s subsidiary, Higgins Insurance Associates, Inc. (“Higgins”), include property and casualty, life, long-term care and employee benefit programs. Investment products are offered through licensed Bank employees, Higgins agents and Smith Barney financial consultants who rent space from the Bank. Trust services, which are offered by the Company’s subsidiary Northeast Pennsylvania Trust Co. (the “Trust Co.”) include estate management and trustee services. The Company provides title insurance through Abstractors, Inc., its wholly-owned title agency. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal regulatory agencies and undergoes periodic examinations by those regulatory authorities. The Trust Co. is subject to state regulations.

           Basis of Financial Statements Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report for the period ended September 30, 2002. The results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

           Principles of Consolidation and Presentation

The accompanying financial statements of the Company include the accounts of the Bank, Higgins, Abstractors, Inc., Trust Co., FIDACO, Inc, NEP Capital Trust I and NEP Capital Trust II. The Bank, Higgins, Abstractors, Inc., the Trust Co., NEP Capital Trust I and NEP Capital Trust II are wholly-owned subsidiaries of the Company. Abstractors, Inc. is a title insurance agency. NEP Capital Trust I and NEP Capital Trust II are statutory business trusts created under the laws of the state of Delaware in connection with two issuances of trust-preferred securities on April 10 and October 29, 2002, respectively. FIDACO, Inc. is an inactive subsidiary of the Bank with the only major asset being an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

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

           Recent Accounting Developments

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

The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have an impact on the Company’s earnings, financial condition or equity.

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

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on its earnings, financial condition or equity.

On October 1, 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 was adopted on October 1, 2001. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon early adoption of this statement, as of October 1, 2001, the carrying amount of the previously recognized unidentifiable intangible asset related to the Schuylkill Savings branch acquisitions that was reclassified to goodwill was $200,000, while the related 2002 amortization expense that was reversed was $81,000, pre-tax. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $10.9 million in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

           Stock Options

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends FASB Statement No.123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces, “in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation”.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                                                                Three months ended
                                                                                   December 31,
                                                                               2002            2001
                                                                               ----            ----

         Net income, as reported                                             $  943         $ 1,278
         Less pro forma expense related to stock options                        (96)           (120)
                                                                               ----            ----
         Pro forma net income                                                $  847         $ 1,158
                                                                              =====         =======

         Basic net income per common share:
              As reported                                                    $ 0.25         $  0.29
              Pro forma                                                        0.23            0.26
         Diluted net income per common share:
              As reported                                                    $ 0.21         $  0.25
              Pro forma                                                        0.21            0.25

           Earnings per Share

Earnings per share (“EPS”), basic and diluted, were $0.25 and $0.24, respectively, for the three months ended December 31, 2002 compared to $0.29 and $0.28, respectively, for the three months ended December 31, 2001.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                                  Three months ended
                                                                                     December 31,

                                                                                2002              2001
                                                                                ----              ----
                                                                                     (unaudited)
                                                                      (Dollars in thousands, except per share data)
       Basic:

       Net Income                                                               $943            $1,278
                                                                                ====            ======

       Weighted-average shares issued                                      6,427,350         6,427,350
       Less:  Treasury shares                                             (2,257,125)       (1,577,348)
              Common stock acquired by stock
              benefit plans:
                     Stock employee compensation trust                       (66,852)                -
                     Stock awards unallocated, net                           (75,636)         (117,814)
                     ESOP shares unallocated, net                           (263,518)         (314,938)
                                                                           ---------         ---------
       Basic weighted-average shares outstanding                           3,764,219         4,417,250
                                                                           =========         =========

       Earnings per share  - basic                                             $0.25             $0.29
                                                                               =====             =====

                                                                                  Three months ended
                                                                                     December 31,
                                                                                2002              2001
                                                                                ----              ----
                                                                                     (unaudited)
                                                                      (Dollars in thousands, except per share data)

       Diluted (1):

       Net Income                                                               $943            $1,278
                                                                                ====            ======

       Basic weighted-average shares outstanding                           3,764,219         4,417,250
       Dilutive Instruments:
         Dilutive effect of outstanding stock options                        176,590           186,146
         Dilutive effect of stock awards                                      14,476            26,430
                                                                              ------            ------
       Dilutive shares outstanding                                         3,955,285         4,629,826
                                                                           =========         =========

       Earnings per share - diluted                                            $0.24             $0.28
                                                                               =====             =====

(1) Diluted earnings per share include the dilutive effect of the Company's weighted-average stock options/awards outstanding using the Treasury Stock method. The Company had 9,535 and 8,300 anti-dilutive common stock options outstanding as of December 31, 2002 and 2001, respectively. These options are not included in the calculation of diluted earnings per share for the periods presented.

2.        Securities

                                                                            December 31, 2002
                                                                            -----------------
                                                                            (in thousands)
                                                                         Gross              Gross
                                                      Amortized        Unrealized         Unrealized         Fair
                                                        Cost             Gains              Losses           Value
                                                     -----------      ------------       ------------      ---------

Available-for-sale securities:

   Municipal securities                                $16,246            $135                $(9)          $16,372
   Obligations of U.S. Government agencies              23,003             468                  -            23,471
   Mortgage-related securities                         211,851           3,789                (98)          215,542
   Trust Preferred securities                           12,599             310               (730)           12,179
   Corporate Bonds                                      33,794           1,381                (18)           35,157
                                                        ------           -----                ----           ------
     Total debt securities                             297,493           6,083               (855)          302,721

   FHLB Stock                                           11,557               -                  -            11,557
   Freddie Mac Stock                                     2,241             303               (483)            2,061
   Fannie Mae Stock                                      6,000             155               (182)            5,973
   Other equity securities                                 284              74                (35)              323
                                                        ------           -----                ----           ------
     Total equity securities                            20,082             532               (700)           19,914
                                                        ------           -----                ----           ------

         Total                                        $317,575          $6,615            $(1,555)         $322,635
                                                      ========          ======            ========         ========

Held-to-maturity securities:

   Certificates of Deposit                            $     99           $   -               $   -         $     99
   Municipal securities                                  3,554              38                   -            3,592
                                                        ------           -----                ----           ------
         Total                                          $3,653            $  -                $  -           $3,691
                                                      ========          ======            ========         ========

                                                                        September 30, 2002
                                                                        ------------------
                                                                            (in thousands)
                                                                         Gross              Gross
                                                      Amortized        Unrealized         Unrealized         Fair
                                                        Cost             Gains              Losses           Value
                                                     -----------      ------------       ------------      ---------

Available-for-sale securities:

   Municipal securities                                $16,247            $197                 $-           $16,444
   Obligations of U.S. Government agencies              24,032             414                  -            24,446
   Mortgage-related securities                         221,383           4,047               (143)          225,287
   Trust Preferred securities                           12,604             336               (511)           12,429
   Corporate Bonds                                      32,545           1,442                (18)           33,969
                                                        ------           -----                 ---           ------
     Total debt securities                             306,811           6,436               (672)          312,575

   FHLB Stock                                           10,971               -                  -            10,971
   Freddie Mac Stock                                     2,241             151               (324)            2,068
   Fannie Mae Stock                                      2,000             100               (108)            1,992
   Other equity securities                                 284              24                (28)              280
                                                           ---              --                ---               ---
     Total equity securities                            15,496             275               (460)           15,311

         Total                                        $322,307          $6,711            $(1,132)         $327,886
                                                      ========          ======             =======         ========

Held-to-maturity securities:

    Certificates of Deposit                                $99             $ -                $ -               $99
    Municipal securities                                 3,553              55                  -             3,608
                                                         -----             ---                 --             -----

         Total                                          $3,652             $55                $ -            $3,707
                                                        ======           =====                ====           ======

3.        Loans

Loans are summarized as follows:

                                                            December 31, 2002               September 30, 2002
                                                            ------------------              ------------------
                                                                (unaudited)
                                                                              (in thousands)
Real Estate loans:
     One- to four-family                                         $184,695                           $198,307
     Multi-family and commercial                                   77,435                             75,912
     Construction                                                   6,370                              7,157
                                                                 --------                           --------
     Total real estate loans                                     $268,500                           $281,376
                                                                 --------                           --------
Consumer Loans:
     Home equity loans and lines of credit                        $77,367                            $79,253
     Automobile                                                    91,898                             80,035
     Unsecured lines of credit                                      2,512                              2,297
     Other                                                         10,290                             10,376
                                                                 --------                           --------
     Total consumer loans                                        $182,067                           $171,961
                                                                 --------                           --------

Commercial loans                                                  $46,016                            $43,014
                                                                 --------                           --------

     Total loans                                                 $496,583                           $496,351
  Less:
       Allowances for loan losses                                  (5,275)                            (5,449)
       Deferred loan origination fees                              (1,525)                            (1,529)
                                                                 --------                           --------
Total loans, net                                                 $489,783                           $489,373
                                                                 ========                           ========
The activity in the allowance for loan losses is as follows (in thousands):

                                                 For the three
                                                 months ended              For the year ended
                                               December 31, 2002           September 30, 2002
                                               -----------------           ------------------
                                                  (unaudited)
         Balance, beginning of period                $5,449                      $4,497
         Charge-offs                                   (594)                     (1,993)
         Recoveries                                      50                         179
         Provision for loan losses                      370                       2,766
                                                        ---                       -----
         Balance, end of period                      $5,275                      $5,449
                                                     ======                      ======
4.        Asset Securitization

In June 2002, the Bank sold $50.0 million in automobile loan receivables through a securitization transaction. In the transaction, automobile loan receivables were transferred to an independent trust (the “Trust”) that issued certificates representing ownership interests in the Trust, primarily to institutional investors. Although the Bank continues to service the underlying accounts and maintain the customer relationships, this transaction is treated as a sale for financial reporting purposes to the extent of the investors’ interest in the Trust. Accordingly, the receivables associated with the investors’ interests are not reflected on the balance sheet. In connection with this transaction, the Bank enhanced the credit protection of the certificateholders by funding a cash reserve account.

In connection with this June 2002 transaction, the Bank recorded a pre-tax gain on the sale of automobile loans of $854,000, which was included in gain on sale of loans in the consolidated statement of operations. The Bank has recognized a retained interest related to the loan sale, which, in aggregate, totaled $3.2 million at December 31, 2002. The retained interest includes an interest-only strip and cash reserve account. The cash reserve account is subject to liens by the providers of the credit enhancement facilities for the securitizations.

The key assumptions used in measuring the fair value of the retained interest-only strip and cash collateral account for the transaction is shown in the following table:

         Retained interest                                                 December 2002       June 2002
                                                                           -----------------------------
                  Average annual repayment rate                                 1.5%             1.5%
                  Average annual expected default rate                          1.5%             1.5%
                  Discount rate                                                 8.0%              18%
                  Weighted average life of underlying automobile
                       loans                                                42 months         48 months

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

                                                                             December 31, 2002
                                                                         (dollars in thousands)

Fair value of retained interest                                                $   3,207

Weighted-average repayment rate assumption:
      Pre-tax decrease to earnings due to a 10% adverse change                 $      45
      Pre-tax decrease to earnings due to a 20% adverse change                 $      84

Weighted-average expected default rate:
      Pre-tax decrease to earnings due to a 10% adverse change                 $      60
      Pre-tax decrease to earnings due to a 20% adverse change                 $     124

Weighted-average discount rate:
      Pre-tax decrease to earnings due to a 10% adverse change                 $      70
      Pre-tax decrease to earnings due to a 20% adverse change                 $     136
As of December 31, 2002, the weighted-average life of the underlying automobile loans in the Trust was 42 months. The terms of the transaction included provisions related to the performance of the underlying receivables and other specific conditions that could result in an early payout of invested amounts to the certificateholders.

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

5.        Deposits

Deposits consist of the following major classifications (in thousands):

                                                                    December 31, 2002           September 30, 2002
                                                                    -----------------           ------------------
                                                                         (unaudited)
                                                                               Percent                     Percent
                                                                   Amount(1)     of Total          Amount    of Total
                                                                ------------- ------------- -------------- ------------
                                                                ------------- ------------- -------------- ------------
        Savings accounts (passbook, statement, clubs)                $98,482       16.08%         $95,779      15.83%
        Money market accounts                                        107,727       17.59%         100,274      16.58%
        Certificates of deposit less than $100,000                   214,269       34.99%         227,868      37.66%
        Certificates of deposit greater than $100,000                 62,259       10.16%          71,379      11.80%
        NOW Accounts                                                  95,454       15.58%          77,238      12.77%
        Non-interest bearing deposits                                 34,325        5.60%          32,428       5.36%
                                                                      ------        -----          ------       -----
        Total deposits at end of period                             $612,516      100.00%        $604,966     100.00%
                                                                    ========      =======        ========     =======

(1)      Deposit balances in excess of $100,000 are not federally insured.

6.        Goodwill and Intangible Assets

A summary of goodwill and intangible assets is as follows:

                                                                       As of December 31, 2002
                                                                       -----------------------
                                                                            (in thousands)

                                                        Gross                                          Net
                                                       carrying              Accumulated          carrying
                                                        amount              amortization            amount
                                                       --------             ------------          ---------
Goodwill
--------

Acquisition of:
   Abstractors                                            $248                    $(160)               $88
   Security Savings Association of Hazleton                571                      (28)               543
   Higgins Insurance Associates, Inc.                    2,519                      (95)             2,424
   Schuylkill Savings and Loan Association                 200                        -                200
   DeAndrea Agency                                         400                        -                400
                                                        ------                    ------            ------
Total goodwill                                          $3,938                    $(283)            $3,655
                                                        ======                    ======            ======

                                                        Gross                                          Net
                                                       carrying              Accumulated          carrying
                                                        amount              amortization            amount
                                                       --------             ------------          ---------
Other Intangible Assets
----- ---------- ------

Amortizing:
  Omega core deposit intangible                         $1,537                    $(842)              $695
  Security Savings Association of Hazleton
     core deposit intangible                             9,086                   (1,611)             7,475

  Schuylkill Savings and Loan Association
     core deposit intangible                               255                      (30)               225
  Other intangibles                                        885                      (55)               830

Nonamortizing intangible assets
   Other intangible assets                                  75                         -                75
                                                        ------                    ------            ------

Total other intangibles                                $11,838                  $(2,538)            $9,300
                                                        ======                   ======             ======

         Nonamortizing intangible assets consist of title plant of $75,000 at December 31, 2002 and 2001.

Amortization expense of other amortizing intangible assets for the three months ended December 31, 2002 is as follows:

                                                        For the three months ended December 31, 2002
                                                        --------------------------------------------
                                                                      (in thousands)
                                                                      --------------

                                                                                   Other            Total
                                                  Core deposit                amortizing        amortizing
                                                   intangibles               intangibles       intangibles
                                                  ------------              ------------          ---------

Amortization Expense:                                     $210                       $50              $260
------------ -------

The estimated amortization expense of amortizing intangible assets for each of the five succeeding fiscal years is as follows:

                                                                                   Other             Total
                                                  Core deposit                amortizing        amortizing
                                                   Intangibles               intangibles       intangibles
                                                  ------------              ------------          ---------
Estimated annual amortization expense:
--------- ------ ------------ -------
(in thousands)

For the year ended September 30, 2003                     $849                      $176            $1,025
For the year ended September 30, 2004                      750                       176               926
For the year ended September 30, 2005                      644                       176               820
For the year ended September 30, 2006                      586                       145               731
For the year ended September 30, 2007                      558                        90               648

Intangible assets acquired during the three months ended December 31, 2002 are as follows:

                                                                          (in thousands)

                                                                                          Weighted average
                                                        Amount               Residual         amortization
                                                      assigned                  value      period in years
                                                      --------               --------     ----------------

Other intangibles                                         $450                    $ -                    5
                                                          ----                    ---                    -

Total                                                     $450                    $ -                    5
                                                          ====                    ===                    =

The adoption of SFAS No. 142 and SFAS No. 147 as of October 1, 2001 had no impact on December 31, 2002 or 2001 results.

7.        Corporation Obligated Floating Rate Trust Preferred Securities

On October 15, 2002, the Company sponsored the creation of NEP Capital Trust II, a Delaware statutory business trust. The company is the owner of all of the common securities of the Trust. On October 29, 2002, the Trust issued $15.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the company’s $464,000 capital contribution for the Trust’s common securities, were used to acquire $15.5 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities is variable and adjustable quarterly at 3.54% over the three-month LIBOR, with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The Company has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust’s obligations under the capital securities.

        A summary of the Trust securities issued and outstanding follows:

                                                      Amount
                                                   Outstanding at                                                Distribution
                                                    December 31,                  Prepayment                        Payment
         Name                            2002          2001       Rate           Option Date       Maturity        Frequency
         -----                           -------------------------------         -----------       --------        ---------
         NEP Capital Trust II          $15,000,000       -        5.27%             8/7/07         11/7/32         Quarterly

The stated maturity of the Debentures is November 7, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after August 7, 2007. The Debentures are also subject to redemption after the occurrence of certain events that would either have a negative tax effect on the Trust or the Company or would result in the trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust-preferred securities and trust common securities. The Company has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond November 7, 2032, the stated maturity date of the Debentures. If the Company defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest (to the extent payment of such interest would be legally enforceable) at the applicable distribution rate, compounded quarterly.

Item 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-Q includes certain forward-looking statements based on current management expectations. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Reform Act of 1995 and is including this statement for purposes of such safe harbor provisions. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake – and specifically disclaims any obligation – to publicly revise any forward – looking statements to reflect events or circumstances after the date of the statements to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy, Section C, Critical Accounting Policies, and Section E, Liquidity and Capital Resources.

A.     General

The Company’s results of operations are dependent primarily on the results of operation of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. However, non-interest income has become a meaningful component of the Company’s operations mainly due to fees earned by non-bank subsidiaries. Results of operations are also affected by the Company’s provision for loan losses, loan and security sales activities, service charges and other fee income, and non-interest expense. The Company’s non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

On January 2, 2002, the Company purchased three banking offices from Schuylkill Savings and Loan Association of Schuylkill Haven, Pa. The Company purchased $11.4 million of loans and assumed $12.8 million of deposits from these offices.

On January 8, 2002, Higgins acquired the DeAndrea Agency which specializes in personal and commercial insurance.

On September 4, 2002, the Company announced the formation of a relationship with Smith Barney under which Smith Barney Investment Centers will provide retail brokerage products and services at all of the First Federal offices through Financial Consultants located in several key offices. Customers of the Investment Centers will be able to access professional and personalized investment service at the same location as they currently have available for banking, insurance and trust at the Bank. This is Smith Barney’s first relationship with a bank in the Commonwealth of Pennsylvania. Smith Barney, an independent, registered broker-dealer, is not affiliated with the Bank.

B.     Management Strategy

The Company’s operating strategy is that of a community-based financial services company, offering a wide variety of financial products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, construction lending and small business and municipal commercial lending. The Company also meets the needs of its customers through offering financial services, including insurance products and asset management services. In order to promote long-term financial strength and profitability, the Company has focused on: (i) maintaining strong asset quality by originating one- to four-family loans located in its market area; (ii) emphasizing higher yielding consumer, specifically indirect automobile lending, and commercial loans; (iii) managing its interest rate risk by emphasizing shorter-term, fixed-rate, one- to four-family loans, in addition to consumer and commercial loans; limiting its retention of newly originated longer-term fixed-rate one- to four-family loans; soliciting longer-term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”); and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the financial needs of its customers through expanded products, such as personal and business insurance from Higgins, trust and investment management services from the Trust Co., title insurance from Abstractors, Inc., all with improved delivery systems through technological advances and integration of products; and (v) maintaining a strong regulatory capital position.

The Company has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on consumer lending and commercial lending, primarily to small businesses and municipalities. As a result of its policy to limit its retention of newly originated longer-term, fixed-rate one- to four-family loans to 25% of total loan originations during a fiscal year, the Company sells mortgage loan originations with interest rate adjustments of fifteen years or more which it originates in excess of its retention policy. The Company also offers nonconforming one- to four-family loans. These loan products are sold at origination in the secondary market.

C.     Critical Accounting Policies

Other Investment. The Company has a $1.5 million net investment in the preferred stock of Buildersfirst Holdings, Inc. Since the investment does not have a readily determinable market value, the Company is not accounting for the investment under SFAS No. 115. The accounting for this security was initially guided by EITF Topic No. D-68, EITF Topic No. 98-13 and EITF Topic No. 99-10, which, in essence, provide that investee losses should be absorbed by investments in other securities once an investee’s common equity has been exceeded by net losses. However, during the Company’s 2001 third fiscal quarter the investee issued additional equity and entered into certain other business relationships which reduced the Company’s influence over the investee and resulted in the Company prospectively utilizing the cost method of accounting for its remaining investment in BuildersFirst Holdings, Inc. BuildersFirst Holdings, Inc. continue to experience losses while providing services to builders in the Eastern United States due to having insufficient funding sources to meet the product deviant that the operations are prepared to handle. At this time, BuildersFirst is seeking additional capital to allow them to have sufficient cash to fund an increased portion of the loan originations themselves.

Allowances for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the portfolio, based upon management’s evaluation of the portfolio’s collectibility. Management’s evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance, based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses are charged directly against the allowance, and recoveries on previously charged-off loans are added to the allowance.

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

Intangible Assets. Intangible assets include core deposit intangibles and certain other miscellaneous intangibles. The core deposit intangibles are being amortized to expense over a 10- to 31-year life on an accelerated basis and other intangible assets are being amortized to expense on an accelerated basis over a period of 3.7- to 5 years. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

Goodwill. Goodwill is the excess of cost over the fair value of assets acquired in connection with business acquisitions and was being amortized on the straight-line method over 5, 6 and 20 years, prior to October 1, 2001. On October 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the regularly scheduled amortization of goodwill and replaced this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company, upon adoption of this Statement, stopped amortizing existing goodwill of $3.0 million. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets and determined that the estimated fair value exceeded the carrying amount.

Income Taxes. The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part go beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

D.     Non-Performing Assets and Impaired Loans

The following table presents information regarding the Bank’s non-performing loans, real estate owned and other repossessed assets at the dates indicated (dollars in thousands) (unaudited):

                                                                           December 31,             September 30,
                                                                               2002                      2002
                                                                               ----                      ----

Non-performing loans:
Non-accrual loans plus other impaired loans                                   $4,512                    $4,200
Real estate owned and other repossessed assets                                   836                       547
                                                                                 ---                       ---
     Total non-performing assets                                              $5,348                    $4,747
                                                                              ======                    ======
    Troubled debt restructurings                                                  $-                       $55
    Troubled debt restructurings and total non-performing assets              $5,348                    $4,802
                                                                              ======                    ======

         Total non-performing loans as a percentage of total loans             0.91%                     0.86%
         Total non-performing assets as a percentage of total assets           0.58%                     0.53%

The increase in non-performing assets was primarily the result of additional delinquencies associated with 1- to 4- family mortgages, and consumer loans, specifically automobile loans.

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

The Bank’s most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $371.9 million, or 40.3% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 2002, the Bank had $208.4 million in advances outstanding from the FHLB, and had an overall borrowing capacity from the FHLB of $435.7 million. The Company plans to use current investments to pay the $35.0 million fixed rate FHLB borrowings that will mature within the next twelve months. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth. In addition to these traditional funding sources, the Bank began utilizing alternative funding sources such as the sale and securitization of automobile loans.

At December 31, 2002, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $96.7 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account (“IRA”) and KEOGH accounts, which are scheduled to mature in less than one year from December 31, 2002, totaled $101.4 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At December 31, 2002, the Bank had $32.7 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

The primary source of funding for the Company is dividend payments from the Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company’s repurchase of its stock and payment of cash dividends. The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision. During 2002, the Company obtained $22.0 million through two trust-preferred offerings. Of the total proceeds, $5.0 million was used to further capitalize the Bank, while the remaining amount at the Company level will be for general corporate purposes, as well as to fund the trust established to purchase the Company’s stock to fund the future exercise of stock options.

At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $57.9 million, or 6.5% of total adjusted assets, which is above the required level of $13.4 million, or 1.5%; a core capital level of $57.9 million, or 6.5% of total adjusted assets, which is above the required level of $26.8 million, or 3.0%; and a risk-based capital of $63.2 million, or 12.3% of risk-weighted assets, which is above the required level of $41.2 million, or 8.0%.

At December 31, 2002, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $70.4 million, or 7.6%, of total assets, which approximated the Bank’s regulatory tangible capital at that date of 6.5% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be “well-capitalized” pursuant to OTS regulations.

F.     Comparison of Financial Condition at December 31, 2002 and September 30, 2002

Total assets increased $17.2 million from $905.5 million at September 30, 2002 to $922.7 million at December 31, 2002. The growth was generated by a $24.0 million increase in cash and cash equivalents that was primarily funded by a $15.0 million trust-preferred offering coupled with deposit growth of $7.6 million. As discussed previously, the Company anticipates utilizing these additional funds to purchase stock for the stock option trust while evaluating other investment opportunities. Asset growth was partially offset by a $5.3 million decline in investment securities available-for-sale, specifically mortgage-backed securities.

Securities classified as available-for-sale decreased $5.3 million, from $327.9 million at September 30, 2002 to $322.6 million at December 31, 2002. The decrease was primarily attributable to mortgage- backed securities repayments, offset by the purchase of Fannie Mae stock and mortgage-backed securities. The Company is evaluating opportunities to restructure a portion of its investment securities portfolio to reduce the current risk of rapid prepayments.

Net loans remained relatively steady at $490 million. Consumer loans increased $10.1 million due to an $11.9 million increase in indirect auto loan originations within the Company’s market area. Commercial loan demand generated a slight increase during the quarter by $3.0 million. Total real estate loans decreased $12.9 million due to the $13.6 million decrease in one- to four- family loans as a result of prepayments of mortgages.

Total liabilities increased $17.3 million from $837.1 million at September 30, 2002 to $854.4 million at December 31, 2002, due primarily to the issuance of $15.0 million in trust-preferred securities and $7.5 million deposit growth.

Deposits increased $7.5 million from $605.0 million as of September 30, 2002 to $612.5 million at December 31, 2002. The largest increase was in checking accounts, specifically $18.2 million in NOW accounts and $7.5 million in money market accounts due to continued focus by the Company on marketing such accounts to attract lower cost deposits. Offsetting these increases was a $22.7 million decrease in certificate of deposits as a result of matured certificates being rolled into checking accounts. At December 31, 2002, the Company held $9.3 million of public funds.

In October 2002, the Company issued an additional $15.0 million of trust-preferred securities. The interest rate on the trust-preferred securities is variable and adjusts quarterly at 3.45% over three-month LIBOR, with an initial rate of 5.27%, with a rate cap of 12.5%. The Company used the proceeds of the offering for general corporate purposes and to fund a trust established to purchase the Company’s stock to fund future exercises of stock options.

Total equity decreased slightly due to a $314,000 decrease in accumulated other comprehensive income as a result of a decrease in unrealized gains on securities, offset by net income for the quarter of $943,000 less dividend payments of $490,000. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate from period to period depending on economic and interest rate conditions. Common stock acquired by stock benefit plans decreased $94,000 due to the purchase of 37,742 shares for the stock employee compensation trust at a cost of $581,000, offset by the release of shares under the employee stock ownership plan and the vesting of previously granted shares of restricted stock.

G.     Comparison of Operating Results for the Three Months ended December 31, 2002 and December 31, 2001

General.The Company had net income of approximately $943,000 and $1.3 million for the three months ended December 31, 2002 and December 31, 2001, respectively. Basic and diluted earnings per share decreased to $.25 and $.24 per share, respectively, for the three months ended December 31, 2002 as compared to $.29 and $.28 per share, respectively, for the same period of year 2001.

Interest Income. Total interest income decreased $1.0 million, or 7.5%, from $13.7 million for the three months ended December 31, 2001 to $12.7 million for the three months ended December 31, 2002. This decrease was primarily due to a 119 basis point decline on the tax-equivalent yield on earning assets to 5.97% for the three months ended December 31, 2002 as compared to 7.16% for the same period ended 2001. Interest income on loans decreased $814,000 primarily due to a 59 basis point decrease in yield, combined with a slight decrease in the average balance of loans. Interest income on taxable investment securities decreased $516,000 as the yield on such securities declined 167 basis points. The decreases were offset by an increase in interest income on mortgage related securities of $301,000 due to a $91.8 million increase in the average balance of these securities, offset by a 149 basis point decrease in yield. The inflow of deposits coupled with the rapid repayment of mortgage-backed securities has resulted in reinvestment options at substantially lower rates than the previous year.

Interest Expense. Interest expense decreased $358,000, or 4.9%, from $7.3 million for the three months ended December 31, 2001 to $7.0 million for the three months ended December 31, 2002. Interest expense incurred on deposits decreased $694,000 for the three months ended December 31, 2002 as compared to the same period ended 2001, while offset, somewhat, by an increase in interest expense on borrowings of $336,000. The decrease in interest expense was primarily attributable to a declining interest rate environment that resulted in the cost of funds decreasing to 3.42% for the three months ended December 31, 2002 as compared to 4.13% for the same period ended 2001. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $104.5 million to $806.6 million for the three months ended December 31, 2002. In particular, the average balance of transaction accounts increased $83.4 million to $196.1 million. This increase was the result of the addition of three branch offices in 2002, as well as the competitively priced products being marketed throughout the Company’s market area. Furthermore, core deposit growth also was driven by a general shift in customer preference away from the equity markets and into insured bank deposits. The decrease in interest expense was also due to a $978,000 decrease in interest expense on certificates of deposit, which was the result of a 118 basis point decrease in interest rates, and a $10.4 million decrease in the average balance. Interest expense on checking accounts increased $386,000 as a result of an $83.4 million increase in the average balance on these accounts. Interest expense on FHLB advances and other borrowings increased $336,000 due to $235,000 of interest expense associated with the $22.0 million trust-preferred securities which the Company did not have at December 31, 2001.

Provision for Loan Losses. The provision for loan losses increases the allowance for loan losses. The Bank’s provision for loan losses for the three months ended December 31, 2002 decreased $268,000 compared to the comparable 2001 period. The Bank’s success in maintaining asset quality was the basis for reduction of the loan loss provision.

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

Non-interest Income. Non-interest income increased $948,000 from $1.6 million for the three months ended December 31, 2001 to $2.5 million for the three months ended December 31, 2002. Other income, for the three months ended December 31, 2002, increased $362,000 as a result of $157,000 of income from bank-owned life insurance and $143,000 from income on the retained interest associated with the sale and securitization of $50.0 million of automobile loans in June 2002. Insurance premium income increased $204,000, or 28.3%, due to continued growth in insurance related services. Service charges and other fees increased $146,000 due to a larger customer base that partially resulted from the acquisition of three additional branches of another community financial institution during 2002. Gain-on-sale of loans increased $92,000 as $8.4 million of originations of fixed-rate mortgages, in excess of the Bank’s retention policy, continue to be sold. During the current period, the sale of $8.4 million of such loans generated gains of $244,000, as compared to a gain of only $152,000 in the comparable prior year period. Income from trust fees increased $79,000 as a result of growth in assets under management. Such fees have progressively increased as the number of accounts and volume of related transactions have increased.

Non-interest Expense. Total non-interest expense increased $1.1 million from $5.5 million for the three months ended December 31, 2001 to $6.5 million for the three months ended December 31, 2002. This increase was due primarily to an increase in compensation and employee benefits of $370,000 for new staff associated with the acquisitions of three additional branches as well as new ventures into other business lines in 2002. Full-time equivalent employees have increased to 278 at December 31, 2002 as compared to 201 at December 31, 2001. Also driving the increased costs of employee benefits was an increase in hospitalization expense of $372,000 for 2003 as compared to $244,000 for 2002. Professional fees increased $232,000 as a result of accounting fees related to fiscal 2002 audit matters coupled with an increase in consulting services during the transition period between chief financial officers. Other non-interest expense increased $191,000 due to costs associated with foreclosed properties combined with general increases in operating expenses such as supplies and telephone and other incremental increases that resulted from operating a larger organization. Occupancy expenses increased $139,000 due to Company expansion. Advertising costs increased to $136,000 over the previous year quarter as the Company began the promotion of a new image campaign.

Income Taxes. The Company had an income tax provision of $382,000 for the three months ended December 31, 2002, compared to a provision of $594,000 for the three months ended December 31, 2001 resulting in effective tax rates of 28.8%, and 31.7%, respectively. The change in income tax expense was primarily attributable to a decrease in pre-taxable income, while items of income that are tax-exempt remain constant. Included in the income tax provision for the three months ended December 31, 2002 was a $40,000 increase to a deferred tax asset valuation allowance related to the charitable contribution carryforward.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2002, there have been no material changes in the quantative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Item 4.           CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b)     Changes in internal controls.The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

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

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other information

Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(A)	Exhibits
3.1	Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*
3.2	Bylaws of Northeast Pennsylvania Financial Corp.*
4.0	Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*
11.0	Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)
99.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.
**	Incorporated herein by reference into this document from the Exhibits to the Form 10-K/A as filed with the Securities and Exchange Commission on January 8, 2003.

(B)	Reports on Form 8-K

On October 22, 2002, the Company filed a Form 8-K in which it announced under Item 5 that its 2003 annual meeting of stockholders would be held on January 29, 2003. The press release announcing the annual meeting was attached by exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.

Date: February 14, 2003	By: /s/ E. Lee Beard E. Lee Beard President, Chief Executive Officer, and Chief Financial Officer

CERTIFICATION

I, E. Lee Beard, certify that:

  I have reviewed this quarterly report on Form 10-Q of Northeast Pennsylvania Financial Corp.;

  Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ E. Lee Beard
E. Lee Beard
President, Chief Executive Officer and Chief Financial Officer