Form 10-Q
period 2003-03-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2003-05-15
CIK 1050996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended March 31, 2003

                                                         or

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

              The Registrant had 4,176,594 shares of Common Stock outstanding as of May 15, 2003.

TABLE OF CONTENTS

Item
No.
---
                                                                                        Page
                                                                                        Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         March 31, 2003 and September 30, 2002 (unaudited)............................... 1

         Consolidated Statements of Operations for the Three and Six Months
         Ended March 31, 2003 and 2002 (unaudited)....................................... 2

         Consolidated Statements of Comprehensive Income for the Three and Six
         Months Ended March 31, 2003 and 2002 (unaudited)................................ 3

         Consolidated Statements of Changes in Equity for the Year Ended
         September 30, 2002 and the Six Months Ended
         March 31, 2003 (unaudited)...................................................... 4

         Consolidated Statements of Cash Flows for the Six Months Ended
         March 31, 2003 and 2002 (unaudited)............................................. 5

         Notes to Consolidated Financial Statements (unaudited).......................... 7

Item 2   Management Discussion and Analysis of Financial Condition

Part II - OTHER INFORMATION

Signatures

Certifications

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                                     March 31,      September 30,
                                                                                        2003              2002
                                                                                 -------------------------------
                                                                                        (in thousands)
ASSETS
     Cash and cash equivalents                                                   $     42,024       $     25,302
     Investment securities available for sale                                         309,749            327,886
     Investment securities held to maturity (estimated
       market value of $3,610 and $3,707)                                               3,554              3,652

     Loans                                                                            498,016            494,822
     Less allowance for loan losses                                                     5,270              5,449
                                                                              ----------------  -----------------
            Net loans                                                                 492,746            489,373

     Accrued interest receivable                                                        8,262              7,632
     Assets acquired through foreclosure                                                  609                547
     Property and equipment                                                            12,752             12,840
     Goodwill                                                                           3,755              3,655
     Intangible assets                                                                  9,051              9,093
     Bank-owned life insurance                                                         10,616             10,303
     Other assets                                                                      13,063             15,226
                                                                              ----------------  -----------------

            TOTAL ASSETS                                                         $    906,181       $    905,509
                                                                              ================  =================

LIABILITIES
     Deposits                                                                    $    597,823       $    606,412
     Federal Home Loan Bank advances                                                  208,411            208,421
     Other borrowings                                                                   1,062              3,184
     Trust-preferred debt                                                              22,000              7,000
     Advances from borrowers for taxes and insurance                                    1,534                852
     Accrued interest payable                                                           1,600              1,458
     Other liabilities                                                                  6,425              9,797
                                                                              ----------------  -----------------
            TOTAL LIABILITIES                                                         838,855            837,124
                                                                              ----------------  -----------------

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value; 2,000,000 authorized shares;
      None issued)                                                                          -                  -
     Common stock, $.01 par value; 16,000,000 shares authorized,
      6,427,350 shares issued                                                              64                 64
     Additional paid-in capital                                                        61,963             62,047
     Retained earnings - substantially restricted                                      39,922             38,672
     Accumulated other comprehensive income, net                                        1,545              3,443
     Common stock acquired by stock benefit plans                                      (5,256)            (4,847)
     Treasury stock, at cost (2,250,756 shares at March 31, 2003
       And 2,301,566 shares at September 30, 2002)                                    (30,912)           (30,994)
                                                                              ----------------  -----------------
            TOTAL STOCKHOLDERS' EQUITY                                                 67,326             68,385
                                                                              ----------------  -----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    906,181       $    905,509
                                                                              ================  =================

See accompanying notes to the unaudited consolidated financial statements.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Three Months Ended                    Six Months Ended
                                                                March 31,                            March 31,
                                                         2003              2002               2003              2002
                                                    ----------------  ----------------   ---------------   ----------------
                                                                    (in thousands, except per share date)
INTEREST INCOME
     Interest and fees on loans                      $   8,798         $   9,912           $  18,022         $   19,950
     Mortgage-related securities                         1,646             2,172               3,681              4,029
     Investment securities:
          Taxable                                        1,272             1,491               2,455              3,058
          Tax-exempt                                       234               233                 467                475
                                                    ----------------  ----------------   ---------------   ----------------
                   Total interest income                11,950            13,808              24,625             27,512
                                                    ----------------  ----------------   ---------------   ----------------

INTEREST EXPENSE
     Deposits                                            3,209             4,250               6,920              8,654
     Federal Home Loan Bank advances                     2,939             2,924               5,944              5,811
     Other borrowings                                       10                14                  12                 34
     Trust-preferred debt                                  281                 -                 517                  -
                                                    ----------------  ----------------   ---------------   ----------------
                   Total interest expense                6,439             7,188              13,393             14,499
                                                    ----------------  ----------------   ---------------   ----------------

NET INTEREST INCOME                                      5,511             6,620              11,232             13,013

Provision for loan losses                                  610               605                 980              1,242
                                                    ----------------  ----------------   ---------------   ----------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                             4,901             6,015              10,252             11,771
                                                    ----------------  ----------------   ---------------   ----------------

NONINTEREST INCOME
     Service charges and other fees                        618               494               1,273              1,003
     Insurance commissions                                 902               724               1,826              1,443
     Trust fees                                            214               195                 446                348
     Gain (loss) on sale of:
          Assets acquired through foreclosure               50               (11)                 60                (21)
          Loans                                            359                87                 603                239
          Available for sale securities                  1,131                23               1,142                (11)
     Other                                                 388               105                 831                186
                                                    ----------------  ----------------   ---------------   ----------------
                    Total noninterest income             3,662             1,617               6,181              3,187
                                                    ----------------  ----------------   ---------------   ----------------

NONINTEREST EXPENSE
     Salaries and employee benefits                      3,252             2,966               6,476              5,821
     Occupancy costs                                       852               752               1,656              1,417
     Amortization of intangibles                           257               234                 517                513
     Data processing costs                                 197               167                 378                332
     Advertising                                           264               144                 528                272
     Professional fees                                     412               371                 976                695
     Federal Home Loan Bank and other charges              233               245                 462                483
     Other                                               1,105               765               2,124              1,565
                                                    ----------------  ----------------   ---------------   ----------------
                    Total noninterest expense            6,572             5,644              13,117             11,098
                                                    ----------------  ----------------   ---------------   ----------------

Income before income taxes                               1,991             1,988               3,316              3,860
Income taxes                                               702               758               1,084              1,352
                                                    ----------------  ----------------   ---------------   ----------------

NET INCOME                                           $   1,289         $   1,230           $   2,232         $    2,508
                                                    ================  ================   ===============   ================

EARNINGS PER SHARE:
        Basic                                        $    0.34         $    0.31           $    0.59         $     0.59
        Diluted                                           0.33              0.29                0.56               0.56

See accompanying notes to the unaudited consolidated financial statements.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                                          Three Months Ended                Six Months Ended
                                                                               March 31,                       March 31,
                                                                         2003              2002           2003            2002
                                                                    ---------------    -------------   ------------    -----------
                                                                                           (in thousands)
Net income
                                                                  $         1,289    $       1,230   $      2,232    $     2,508
                                                                    ---------------    -------------   ------------    -----------
Other comprehensive income, net of tax
     Unrealized losses on securities and on retained
       interest on asset securitization:
     Unrealized holding gains (losses) arising during the period             (890)          (1,552)        (1,197)        (2,333)
     Less:  Reclassification adjustment for gains (losses)
       included in net income                                                 694               15            701            (7)
                                                                    ---------------    -------------   ------------    -----------
     Other comprehensive income (loss)                                     (1,584)          (1,567)        (1,898)        (2,326)

Comprehensive income (loss)                                       $          (295)   $        (337)  $        334   $        182
                                                                    ===============    =============   ============    ===========

See accompanying notes to the unaudited consolidated financial statements.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

                                                                                                                    Common
                                                                                                  Accumulated        Stock
                                                              Additional                           Other          Acquired by                        Total
                                               Common          Paid-in          Retained         Comprehensive       Stock         Treasury      Stockholders'
                                               Stock           Capital          Earnings         Income (Loss)    Benefit Plans     Stock           Equity
                                            -------------   ---------------   --------------   ---------------- ----------------- ------------   --------------

Balance, September 30, 2001                  $     64        $   62,142        $  36,136          $   894         $ (5,213)     $ (18,186)        $  75,837

Net income                                                                         4,498                                                              4,498
ESOP shares committed to be released                                243                                                515                              758
Stock awards                                                        (46)                                               542                              496
Stock employee compensation trust
      (45,041 shares)                                                                                                 (701)                            (701)
Stock compensation tax benefit                                      110                                                                                 110
Stock options exercised (38,714 shares)                            (402)                                                10            816               424
Purchase of  stock                                                                                                                (13,720)          (13,720)
Treasury stock reissuance (6,568 shares)                                                                                               96                96
Net changes in gains on
      securities available for sale, net of tax                                                     2,439                                             2,439
Net change in gains on retained interest
      on asset securitization, net of tax                                                             110                                               110
Cash dividends ($.70 per share)                                                   (1,962)                                                            (1,962)
                                            -------------   ---------------   --------------   --------------    --------------  -------------   --------------
Balance, September 30, 2002                        64            62,047           38,672            3,443           (4,847)       (30,994)           68,385

Net income                                                                         2,232                                                              2,232
ESOP shares committed to be released                                (79)                                               514                              435
Stock awards                                                        (11)                                               125                              114
Stock employee compensation trust                                                                                   (1,096)                          (1,096)
      (69,133 shares)
Stock options exercised (3,000 shares)                              (12)                                                48                               36
Treasury stock reissuance (6,369 shares)                             18                                                                82               100
Net changes in gains on                                                                            (1,986)                                           (1,986)
      securities available for sale, net of tax
Net change in gains on retained interest                                                               88                                                88
      on asset securitization, net of tax
Cash dividends ($.24 per share)                                                     (982)                                                              (982)
                                            -------------   ---------------   --------------   --------------    --------------  -------------   --------------
Balance, March 31, 2003                      $     64        $   61,963        $  39,922          $ 1,545         $ (5,256)     $ (30,912)        $  67,326
                                            =============   ===============   ==============   ==============    ==============  =============   ==============

See accompanying notes to the unaudited consolidated financial statements.

NORTHEAST PENNSYLVANIA FINANCIAL CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                                       Six Months Ended
                                                                                                          March 31,
                                                                                           2003                         2002
                                                                                    -------------------           -----------------
OPERATING ACTIVITIES
     Net income                                                                       $    2,232                    $    2,508
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                                      980                         1,242
              Provision for assets acquired
                through foreclosure                                                          243                           581
              Depreciation                                                                   711                           718
              Amortization of intangibles                                                    517                           513
              Deferred income taxes                                                       (3,727)                        3,105
              ESOP expense                                                                   435                           456
              Stock award expense                                                            114                           255
              Amortization and accretion on:
                Held to maturity securities                                                   (1)                           (9)
                Available for sale securities                                              3,136                           281
              Amortization of deferred loan fees                                            (723)                         (301)
              (Gain) loss on sale of:
                Assets acquired through foreclosure                                          (60)                           21
                Loans                                                                       (603)                         (239)
                Available for sale securities                                             (1,142)                           11
                Proceeds from sales of loans                                              22,026                        11,024
                Originations of loans held for sale                                      (21,423)                      (10,705)

Changes in assets and liabilities:
              Increase in accrued interest receivable                                       (630)                         (319)
              Increase in other assets                                                    (1,377)                       (1,208)
              Increase (decrease) in accrued interest payable                                142                          (276)
              Increase (decrease) in accrued taxes payable                                 3,084                        (2,089)
              Increase in other liabilities                                                1,706                            26
                                                                                    -------------------           -----------------
                    Net cash provided by operating activities                              5,640                         5,595
                                                                                    -------------------           -----------------

INVESTING ACTIVITIES
     Investment securities available for sale:
              Proceeds from repayments and maturities                                    100,088                        36,759
              Purchases                                                                 (148,285)                     (101,153)
              Proceeds from sales                                                         62,132                        16,787
     Investment securities held to maturity:
              Proceeds from repayments and maturities                                         99                        14,199
     Increase in loans, net                                                               (4,496)                       (3,039)
     Purchase of regulatory stock                                                         (1,041)                         (250)
     Purchase of premises and equipment                                                     (642)                       (1,308)
     Proceeds from assets acquired through foreclosure                                       620                           522
     Net proceeds from acquisition of Schuylkill
       Savings and Loan Association                                                            -                           161
     Increase in Bank-owned life insurance                                                  (312)                            -
                                                                                    -------------------           -----------------
                  Net cash provided for (used for) investing activities               $    8,163                    $  (37,322)
                                                                                    -------------------           -----------------

NORTHEAST PENNSYLVANIA FINANCIAL CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                                         Six Months Ended
                                                                                            March 31,
                                                                                     2003                  2002
                                                                                --------------       --------------
FINANCING ACTIVITIES
     Net increase (decrease )in deposits                                          $   (8,589)          $   49,017
     Decrease in Federal Home Loan Bank
       short-term advances                                                               (10)              (6,000)
     Borrowings of Federal Home Loan Bank
       long-term advances                                                                  -               10,000
     Repayments of Federal Home Loan Bank
       long-term advances                                                                  -                  (10)
     Net increase in advances from borrowers for
       taxes and insurance                                                               682                  369
     Proceeds from other borrowings                                                        -                  650
     Repayment of other borrowings                                                    (2,122)                   -
     Proceeds from issuance of trust-preferred securities                             15,000                    -
     Purchase of treasury stock                                                            -               (8,932)
     Purchase of stock for stock employee
       compensation trust                                                             (1,096)                   -
     Exercise of stock options                                                            36                  350
     Cash dividends                                                                     (982)                (975)
                                                                                --------------       --------------
                  Net cash provided by financing activities                            2,919               44,469
                                                                                --------------       --------------

                  Increase in cash
                    and cash equivalents                                              16,722               12,742

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                               25,302                9,060
                                                                                --------------       --------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                                 $   42,024           $   21,802
                                                                                ==============       ==============

SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
         Interest on deposits and borrowings                                      $   13,251           $   14,775
         Income taxes                                                                  1,043                  324
Supplemental disclosures - non-cash and financing information:
     Transfer from loans to assets acquired
       through foreclosure                                                               866                1,181

     Net change in unrealized losses on securities
       available for sale, net of tax                                                  2,876                2,326

See accompanying notes to the unaudited consolidated financial statements.

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Northeast Pennsylvania Financial Corp. (the “Company”), through its subsidiaries, provides a wide range of financial products and services to individual, corporate, and municipal customers through its offices in Northeastern and Central Pennsylvania. These products and services from our Banking, Insurance, Investment and Trust lines of business. Banking products, which are offered through the Company’s subsidiary, First Federal Bank (the “Bank”), include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, commercial and consumer loans, real estate loans and home equity loans. The Bank also serves its loan customers through a loan production office located in Monroe County, Pennsylvania. Insurance products, which are offered through the Company’s subsidiary, Higgins Insurance Associates, Inc. (“Higgins”), include property and casualty, life, long-term care and employee benefit programs. Investment products are offered through licensed Bank employees, Higgins agents and Smith Barney financial consultants who rent space from the Bank. Trust services, which are offered by the Company’s subsidiary Northeast Pennsylvania Trust Co. (the “Trust Co.”), include estate management and trustee services. The Company provides title insurance through Abstractors, Inc., its wholly-owned title agency. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal regulatory agencies and undergoes periodic examinations by those regulatory authorities. The Trust Co. is subject to state regulation.

Basis of Financial Statements Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report for the period ended September 30, 2002. The results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

Principles of Consolidation and Presentation

The accompanying financial statements of the Company include the accounts of the Bank, Higgins, Abstractors, Inc., Trust Co., FIDACO, Inc., NEP Capital Trust I and NEP Capital Trust II. The Bank, Higgins, Abstractors, Inc. and the Trust Co. are wholly-owned subsidiaries of the Company. NEP Capital Trust I and NEP Capital Trust II are statutory trusts all of the voting securities of which are owned by the Company, which were created under the laws of the state of Delaware in connection with two issuances of trust-preferred securities on April 10 and October 29, 2002, respectively. FIDACO, Inc. is an inactive subsidiary of the Bank with the only major asset being an investment in Hazleton Community Development Corporation. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year’s presentation.

The Company follows accounting principles and reporting practices which are in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the evaluation of deferred taxes and the evaluation of other than temporary impairment for certain investments.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, along with rescinding FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amending FASB Statement No. 13, Accounting for Leases. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt, and (3) makes certain other technical corrections.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Developments (Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on its earnings, financial condition or equity.

On October 1, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was adopted on October 1, 2001. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon early adoption of this statement, as of October 1, 2001, the carrying amount of the previously recognized unidentifiable intangible asset related to the Schuylkill Savings branch acquisitions that was reclassified to goodwill was $200,000, while the related 2002 amortization expense that was reversed was $81,000, pre-tax. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $10.9 million in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Stock Options

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends FASB Statement No.123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces, “in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation”.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options (Continued)

The following table represents the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                            Three Months Ended March 31,            Six Months Ended March 31,
                                               2003               2002                2003               2002
                                         -----------------  -----------------   -----------------  -----------------
                                                    (Dollars in thousands, except per share data)

Net income, as reported:                   $    1,289         $    1,230          $    2,232          $   2,508
Less: proforma expense related
  To stock options                                 99                 98                 195                218
                                         -----------------  -----------------   -----------------  -----------------
Proforma net income                             1,190              1,132               2,037              2,290
                                         =================  =================   =================  =================

Basic net income per common share:
     As reported                           $     0.34         $     0.31          $     0.59          $    0.59
     Pro forma                                   0.32               0.28                0.54               0.54
Diluted net income per common share:
     As reported                           $     0.33         $     0.29          $     0.56          $    0.56
     Pro forma                                   0.30               0.27                0.52               0.51

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

1. EARNINGS PER SHARE

Earnings per share (“EPS”), basic and diluted, were $0.34 and $0.33, respectively, for the three months ended March 31, 2003 compared to $0.31 and $0.29, respectively, for the three months ended March 31, 2002. EPS, basic and diluted, were $0.59 and $0.56, respectively, for both the six months ended March 31, 2003 and March 31, 2002.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                     Three Months Ended                   Six Months Ended
                                                          March 31,                           March 31,
                                                   2003              2002              2003              2002
                                              ----------------  ----------------  ----------------  ----------------
                                                           (Dollars in thousands, except per share data)

Net income                                        $ 1,289           $ 1,230           $ 2,232           $ 2,508
                                              ================  ================  ================  ================

Weighted-average common shares
  Outstanding                                   6,427,350         6,427,350         6,427,350         6,427,350

Average treasury stock shares                  (2,253,162)       (1,984,049)       (2,255,165)       (1,778,464)

Average common stock acquired by stock benefit plans:

    Stock employee compensation trust             (87,098)                -           (76,864)                -
    Stock awards unallocated, net                 (75,636)         (117,814)          (75,636)         (117,814)
    ESOP shares unallocated, net                 (250,663)         (302,083)         (257,090)         (308,510)
                                              ----------------  ----------------  ----------------  ----------------

Weighted-average common shares used
  To calculate basic earnings per share         3,760,791         4,023,404         3,762,595         4,222,562

Dilutive effect of stock awards                    10,203            26,114            12,128            26,430

Dilutive effect of outstanding
  stock options                                   178,824           211,577           177,757           199,043
                                              ----------------  ----------------  ----------------  ----------------

Weighted-average common shares used
  To calculate diluted earnings per share       3,949,818         4,261,095         3,952,480         4,448,035
                                              ================  ================  ================  ================

Earnings per share-basic                         $   0.34          $   0.31          $   0.59          $   0.59
Earnings per share-diluted                       $   0.33          $   0.29          $   0.56          $   0.56

EARNINGS PER SHARE (Continued)

Diluted earnings per share include the dilutive effect of the Company’s weighted-average stock options/awards outstanding using the Treasury Stock method. The Company had 10,485 and 9,535 anti-dilutive common stock options outstanding as of March 31, 2003 and 2002, respectively. These options are not included in the calculation of diluted earnings per share for the periods presented.

2. INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                                                       March 31, 2003
                                         ---------------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Available-for-sale securities:                 Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------

     U.S. Government agency
        securities                         $   33,115          $     370           $    (14)         $   33,471
     Municipal securities                      16,650                130                 (8)             16,772
     Corporate securities                      41,031              1,311                (60)             42,282
     Trust Preferred securities                12,769                 87               (657)             12,199
     Mortgage-backed securities               183,317              1,744               (379)            184,682
                                         -----------------  -----------------   -----------------  -----------------
         Total debt securities                286,882              3,642             (1,118)            289,406

     FHLB Stock                                12,012                  -                  -              12,012
     Freddie Mac stock                          2,241                  -               (309)              1,932
     Fannie Mae stock                           6,000                 85                (40)              6,045
     Other equity securities                      284                106                (36)                354
                                         -----------------  -----------------   -----------------  -----------------
         Total equity securities               20,537                191               (385)             20,343

              Total                        $  307,419          $   3,833           $ (1,503)         $  309,749
                                         =================  =================   =================  =================

                                                                       March 31, 2003
                                         ---------------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Held-to-maturity securities:                   Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------

     Municipal securities                  $    3,554          $      56           $       -         $    3,610
                                         -----------------  -----------------   -----------------  -----------------

                       Total               $    3,554          $      56           $       -         $    3,610
                                         =================  =================   =================  =================

INVESTMENT SECURITIES (Continued)
                                                                     September 30, 2002
                                         ---------------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Available-for-sale securities:                 Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------

     U.S. Government agency
        securities                         $   24,032          $     414           $       -         $   24,446
     Municipal securities                      16,247                197                   -             16,444
     Corporate securities                      32,545              1,442                (18)             33,969
     Trust Preferred securities                12,604                336               (511)             12,429
     Mortgage-backed securities               221,383              4,047               (143)            225,287
                                         -----------------  -----------------   -----------------  -----------------
         Total debt securities                306,811              6,436               (672)            312,575

     FHLB Stock                                10,971                  -                  -              10,971
     Freddie Mac stock                          2,241                151               (324)              2,068
     Fannie Mae stock                           2,000                100               (108)              1,992
     Other equity securities                      284                 24                (28)                280
                                         -----------------  -----------------   -----------------  -----------------
         Total equity securities               15,496                275               (460)             15,311

              Total                        $  322,307          $   6,711           $ (1,132)         $  327,886
                                         =================  =================   =================  =================

                                                                     September 30, 2002
                                         ---------------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Held-to-maturity securities:                   Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------

     Municipal securities                  $    3,553          $      55           $       -         $   3,608
     Certificates of deposit                       99                  -                   -                99
                                         -----------------  -----------------   -----------------  -----------------

                       Total               $    3,652          $      55           $       -         $    3,707
                                         =================  =================   =================  =================

3.LOANS

Loans consists of the following:

                                                                                   March 31,          September 30,
                                                                                      2003                 2002
                                                                                -----------------  -----------------
                                                                                          (in thousands)

     Real Estate Loans:
       One-to four-family                                                         $      174,861     $      198,307
       Multi-family and commercial                                                        79,207             75,912
       Construction                                                                        6,234              7,157
                                                                                -----------------  -----------------
         Total real estate loans                                                         260,302            281,376
                                                                                -----------------  -----------------

     Consumer Loans:
       Home equity loans and lines of credit                                              75,128             79,253
       Automobile                                                                        105,490             80,035
       Unsecured lines of credit                                                           2,668              2,297
       Other                                                                               9,999             10,376
                                                                                -----------------  -----------------
         Total consumer loans                                                            193,285            171,961
                                                                                -----------------  -----------------
     Commercial Loans
                                                                                          46,011             43,014
                                                                                -----------------  -----------------
         Total loans                                                                     499,598            496,351

     Less:
       Deferred loan fees, net                                                             1,582              1,529
       Allowance for loan losses                                                           5,270              5,449
                                                                                -----------------  -----------------
               Net loans                                                          $      492,746     $      489,373
                                                                                =================  =================

The activity in the allowance for loan losses is as follows (in thousands):

                                                            Six Months                            Six Months
                                                              Ended            Year Ended           Ended
                                                            March 31,        September 30,        March 31,
                                                               2003               2002               2002
                                                         -----------------  -----------------  -----------------
                                                                             (in thousands)

Balance, Beginning of Period                                $     5,449        $    4,497         $   4,497
Add:
     Provisions charged to
       operation                                                    980             2,766             1,242
     Recoveries                                                     226               179                22
Less loans charged off                                            1,385             1,993               724
                                                         -----------------  -----------------  -----------------
Balance, End of Period                                      $     5,270        $    5,449         $   5,037
                                                         =================  =================  =================

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

In connection with this June 2002 transaction, the Bank recorded a pre-tax gain on the sale of automobile loans of $854,000, which was included in gain on sale of loans in the consolidated statement of operations. The Bank has recognized a retained interest related to the loan sale, which, in aggregate, totaled $3.2 million at March 31, 2003. The retained interest includes an interest-only strip and cash reserve account. The cash reserve account is subject to liens by the providers of the credit enhancement facilities for the securitizations.

The key assumptions used in measuring the fair value of the retained interest-only strip and cash collateral account for the transaction is shown in the following table:

                                                                                         March 31,           June 30,
                                                                                           2003                2002
                                                                                    -----------------   -----------------

Retained interest
     Average annual repayment rate                                                           1.5%               1.5%
     Average annual expected default rate                                                    1.5                 1.5
     Discount rate                                                                          15.0                18.0
     Weighted average life of underlying automobile loans (in months)                         41                  48

        The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

                                                                               March 31, 2003
                                                                           (dollars in thousands)

    Fair value of retained
    interest                                                             $                  3,207

    Weighted-average repayment rate assumption:
          Pre-tax decrease to earnings due to a 10% adverse change       $                     51
          Pre-tax decrease to earnings due to a 20% adverse change       $                    100

    Weighted-average expected default rate:
          Pre-tax decrease to earnings due to a 10% adverse change       $                     58
          Pre-tax decrease to earnings due to a 20% adverse change       $                    116

    Weighted-average discount rate:
          Pre-tax decrease to earnings due to a 10% adverse change       $                     56
          Pre-tax decrease to earnings due to a 20% adverse change       $                    110

As of March 31, 2003, the weighted-average life of the underlying automobile loans in the Trust was 41 months. The terms of the transaction included provisions related to the performance of the underlying receivables and other specific conditions that could result in an early payout of invested amounts to the certificateholders.

4. ASSET SECURITIZATION (Continued)

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

5. DEPOSITS

Deposits consist of the following major classifications:

                                                March 31, 2003                          September 30, 2002
                                      -------------------------------------     ------------------------------------
                                                              Percent                                  Percent
                                           Amount            of Total                Amount            of Total
                                      -----------------  ------------------     -----------------  -----------------
                                                                     (in thousands)

Noninterest-bearing                        $    35,703                5.97%          $   32,428               5.35%
                                      -----------------  ------------------     -----------------  -----------------
Interest-bearing:
     Savings                                    99,448               16.64                95,779              15.78
     NOW checking                               95,493               15.97                78,684              12.98
     Money market                              108,107               18.08               100,274              16.54
                                      -----------------  ------------------     -----------------  -----------------
                                               303,048               50.69               274,737              45.30
                                      -----------------  ------------------     -----------------  -----------------

Certificates of deposit greater
  than $100,000:                                51,083                8.55                71,379              11.77
Certificates of deposit less
  than $100,000:                               207,989               34.79               227,868              37.58
                                      -----------------  ------------------     -----------------  -----------------
                                               259,072               43.34               299,247              49.35
                                      -----------------  ------------------     -----------------  -----------------
               Total                       $   597,823              100.00%          $  606,412            100.00%
                                      =================  ==================     =================  =================

6. FEDERAL HOME LOAN BANK ADVANCES

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Bank maintains otherwise unencumbered qualifying assets (principally one-to four-family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank’s FHLB stock is also pledged to secure these advances. At March 31, 2003 and September 30, 2002, such advances mature as follows:

                                                                                   March 31,
                                                            Weighted                  2003
           Due by March 31,                               Average Rate           (in thousands)
     -----------------------------                      -----------------       -----------------

                 2004                                         5.63%                $  56,000
                 2005                                         5.72                    25,000
                 2006                                         5.91                    72,000
                 2007                                         5.05                     5,087
                 2008                                            -                         -
              Thereafter                                      5.29                    50,324
                                                        -----------------       -----------------
     Total FHLB advances                                      5.64%                $ 208,411
                                                                                =================

                                                                                 September 30,
                                                            Weighted                  2002
         Due by September 30,                             Average Rate           (in thousands)
     -----------------------------                      -----------------       -----------------

                 2003                                            - %               $       -
                 2004                                         5.60                    59,000
                 2005                                         6.34                    52,000
                 2006                                         5.33                    42,000
                 2007                                         5.05                     5,089
              Thereafter                                      5.29                    50,332
                                                        -----------------       -----------------
     Total FHLB advances                                      5.64%                $ 208,421
                                                                                =================
7. TRUST PREFERRED SECURITIES

On March 25, 2002, the Company sponsored the creation of NEP Capital Trust I, a Delaware statutory business trust. The Company is the owner of all of the common securities of the Trust. On April 10, 2002, the Trust issued $7.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $217,000 capital contribution for the Trust’s common securities, were used to acquire $7.2 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. The Company has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust’s obligations under the capital securities.

The stated maturity of the debentures is April 22, 2002. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after April 22, 2007. The Debentures are also subject to redemption prior to April 22, 2007 after the occurrence of certain events that would either have a negative tax effect on the Trust or the Company or would result in the trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

The Company has the right, at one or more times, to defer interest payments on the Debentures for up to ten consecutive semi-annual periods. All deferrals will end on an interest payments date and will not extend beyond April 22, 2032, the stated maturity ate of the Debentures. If the Company defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest (to the extent payment of such interest would be legally enforceable) at the applicable distribution rate, compounded quarterly. Furthermore in 2002, the Company recognized an amortizable intangible asset with a value of $220,000 relating to the issuance of these trust preferred securities.

On October 15, 2002, the Company sponsored the creation of NEP Capital Trust II, a Delaware statutory business trust. The Company is the owner of all of the common securities of the Trust. On October 29, 2002, the Trust issued $15.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the company's $464,000 capital contribution for the Trust's common securities, were used to acquire $15.5 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities is variable and adjustable quarterly at 3.45% over the three-month LIBOR, with an initial rate of 5.27%. A rate cap of 12.5% is effective through 2007. The Company has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust's obligations under the capital securities.

The stated maturity of the Debentures is November 7, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after August 7, 2007. The Debentures are also subject to redemption after the occurrence of certain events that would either have a negative tax effect on the Trust or the Company would result in the trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

The Company has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond November 7, 2032, the stated maturity date of the Debentures. If the Company defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest (to the extent payment of such interest would be legally enforceable) at the applicable distribution rate, compounded quarterly. The Company recognized an amortizable intangible asset with a value of $450,000 relating to the issuance of these trust preferred securities.

A summary of the trust securities issued and outstanding is as follows:

                                 Amount
                             Outstanding at                   Prepayment                            Distribution
                               March 31,                        Option                                Payment
Name                              2003           Rate            Date              Maturity          Frequency
-------------------------   -----------------  ---------   -----------------   -----------------  -----------------

NEP Capital Trust I      $         7,000,000      5.32%       4/22/2007               4/22/2032    Semi-annually
NEP Capital Trust II     $        15,000,000      4.79%        8/7/2007               11/7/2032      Quarterly

7. GOODWILL AND INTANGIBLE ASSETS

A summary of goodwill and intangible assets is as follows:

                                                                                 At March 31, 2003
                                                            -----------------------------------------------------------
                                                                 Gross                                      Net
                                                                Carrying           Accumulated           Carrying
     Goodwill                                                    Amount            Amortization           Amount
     ----------------------------------                     -----------------------------------------------------------
                                                                                  (in thousands)
     Acquisition of:
       Abstractors                                             $     248            $   (160)             $   88
       Security Savings Association of Hazleton                      571                 (28)                543
       Higgins Insurance Associates, Inc.                          2,619                 (95)              2,524
       Schuylkill Savings and Loan Association                       200                   -                 200
       DeAndrea Association                                          400                   -                 400
                                                            -------------------   -----------------  ------------------
     Total goodwill                                            $   4,038            $   (283)             $3,755
                                                            ===================   =================  ==================

                                                                   Gross                                    Net
                                                                 Carrying            Accumulated          Carrying
     Other Intangible Assets                                      Amount            Amortization           Amount
     -----------------------------------------------------  -------------------   -----------------  ------------------
                                                                                  (in thousands)
     Amortizing:
       Omega core deposit intangible                           $   1,537             $   (881)            $    656
       Security Savings Association of Hazleton
         core deposit intangible                                   9,086               (1,772)               7,314
       Schuylkill Savings and Loan Association
         core deposit intangible                                     255                  (37)                 218
       Other intangibles                                             929                 (141)                 788

     Nonamortizing intangible assets
       Other intangible assets                                        75                     -                  75
                                                            -----------------     -----------------  ------------------

     Total intangible assets                                   $  11,882             $ (2,831)            $  9,051
                                                            =================     =================  ==================

Nonamortizing intangible assets consist of title plant of $75,000 at March 31, 2003 and 2002.

GOODWILL AND INTANGIBLE ASSETS (Continued)

Amortization expense of other amortizing intangible assets for the six and three months ended March 31, 2003 and March 31, 2002 is as follows:

                                              For the Three Months Ended              For the Six Months Ended
                                                      March 31,                              March 31,
                                               2003               2002                2003               2002
                                         -----------------  -----------------   -----------------  -----------------
                                                                   (Dollars in thousands)

     Core deposit intangibles              $     205          $     234           $     415          $      477
     Other amortizing intangibles                 52                                    102                  36
                                         -----------------  -----------------   -----------------  -----------------

     Total amortizing intangibles          $     257          $     234           $     517          $      513
                                         =================  =================   =================  =================

The estimated amortization expense of amortizing intangible assets for each of the five succeeding fiscal years is as follows:

                                                                       Core                Other              Total
                                                                      Deposit           Amortizing         Amortizing
                                                                    Intangibles         Intangibles        Intangibles
                                                                 -----------------   -----------------  -----------------
                                                                                      (in thousands)
     Estimated Annual Amortization Expense
     -------------------------------------------------------
     For the year ended September 30, 2003                          $    849           $     176         $    1,025
     For the year ended September 30, 2004                               750                 176                926
     For the year ended September 30, 2005                               644                 176                820
     For the year ended September 30, 2006                               586                 145                731
     For the year ended September 30, 2007                               558                  90                648

Intangible assets acquired during the six months ended March 31, 2003 are as follows:

                                                                                                       Weighted
                                                                                                        Average
                                                                                                     Amortization
                                                                 Amount             Residual            Period
                                                                Assigned              Value            in Years
                                                            -----------------   -----------------  -----------------
                                                                             (dollars in thousands)

     Other intangibles                                          $  450                  -                 5

The adoption of SFAS No. 142 and SFAS No. 147 as of October 1, 2001 had no impact on March 31, 2003 or 2002 results.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 8, 2002, Higgins acquired the DeAndrea Agency, which specializes in personal and commercial insurance.

On September 4, 2002, the Bank formed a relationship with Smith Barney under which Smith Barney Investment Centers will provide retail brokerage products and services at all of the First Federal offices. This is Smith Barney’s first relationship with a bank in the Commonwealth of Pennsylvania. Smith Barney, an independent, registered broker-dealer, is not affiliated with the Bank.

B.	Management Strategy

The Company’s operating strategy is that of a community-based financial services company, offering a wide variety of financial products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate lending, construction lending and small business and municipal commercial lending. In order to promote long-term financial strength and profitability, the Company has focused on: (i) maintaining strong asset quality by originating one- to four-family loans located in its market area; (ii) emphasizing higher yielding consumer loans, specifically indirect automobile loans, and commercial loans, primarily to small businesses and municipalities; (iii) managing its interest rate risk by emphasizing shorter-term, fixed-rate, one- to four-family loans, in addition to consumer and commercial loans; limiting its retention of newly originated longer-term fixed-rate one- to four-family loans; soliciting longer-term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”); and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the financial needs of its customers through expanded products, such as personal and business insurance from Higgins, trust and investment management services from the Trust Co., title insurance from Abstractors, Inc., all with improved delivery systems through technological advances and integration of products; and (v) maintaining a strong regulatory capital position.

As a result of its policy to limit its retention of newly originated longer-term, fixed-rate one- to four-family loans to 25% of total loan originations during a fiscal year, and in light of the low interest rate environment, the Company is selling conforming mortgage loan originations with interest rate adjustments of fifteen years or greater. These loan products are sold at origination in the secondary market. The Company also offers nonconforming one- to four-family loans.

C.	Critical Accounting Policies

Other Investment. The Company has a $1.5 million net investment in the preferred stock of BuildersFirst Holdings, Inc., which makes loans to and provides services to builders in the Eastern United States. The Company is utilizing the cost method of accounting for this investment. BuildersFirst continues to experience losses. At this time, BuildersFirst is seeking additional capital to allow it to expand its funding of builders and thereby achieve greater efficiency of scale. If BulidersFirst cannot obtain such additional capital and achieve greater efficiency in its operations, the Company may be required to write off its investment. The Company periodically evaluates the current value of the investment.

Allowances for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the portfolio, based upon management’s evaluation of the portfolio’s collectibility. Management’s evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses are charged directly against the allowance, and recoveries on previously charged-off loans are added to the allowance.

Loans are deemed to be “impaired” if upon management’s assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000. The uncollected portion of Impaired loans are charged off when the Company determines that foreclosure is probable, and the fair value of the collateral is less than the recorded investment of the impaired loan or in the case of unsecured loans, management determines the loan to be uncollectable.

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

The following table presents information regarding the Bank’s non-performing loans, real estate owned and other repossessed assets at the dates indicated (unaudited):

                                                                                  March 31,         September 30,
                                                                                     2003                2002
                                                                               -----------------   -----------------
                                                                                      (dollars in thousands)

Nonperforming loans:
     Non-accrual loans plus other impaired loans                             $            4,346 $             4,200
     Real estate owned and other repossessed assets
                                                                                            609                 547
                                                                               -----------------   -----------------
         Total non-performing assets                                                      4,955               4,747
     Troubled debt restructurings                                                             -                  55
                                                                               -----------------   -----------------
         Troubled debt restructurings and total non-performing assets        $            4,955 $             4,802
                                                                               =================   =================
     Total non-performing loans as a percentage of total loans                             0.87%               0.85%
     Total non-performing assets as a percentage of total assets                           0.55                0.53

The increase in non-performing assets was primarily the result of additional delinquencies associated with commercial loans.

E.	Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to depositors as well as maintaining flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The Bank’s most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $351.8 million, or 38.8% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2003, the Bank had $208.4 million in advances outstanding from the FHLB under its overall borrowing capacity from the FHLB of $288.5 million. The Bank plans to use the proceeds from the sale of current investments to pay the $56.0 million fixed rate FHLB borrowings that will mature within the next twelve months. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth. In addition to these traditional funding sources, the Bank began utilizing alternative funding sources such as the sale and securitization of automobile loans.

At March 31, 2003, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $110.2 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account (“IRA”) and KEOGH accounts, which are scheduled to mature in less than one year from March 31, 2003 totaled $100.7 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At March 31, 2003, the Bank had $22.7 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities.

The primary sources of funding for the Company are dividend payments from the Bank, sales and maturities of investment securities, the issuance of trust-preferred securities and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company’s repurchase of its stock, to pay cash dividends, and to pay interest on the trust-preferred securities. The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision. During April 2002, the Company obtained $7.0 million through a trust-preferred offering, and in October 2002, the Company obtained an additional $15.0 million through a trust-preferred offering. Of the total trust-preferred proceeds, $10.0 million was used to purchase bank-owned life insurance, $5.0 million was used to further capitalize the Bank, and the remaining amount at the Company level was used for general corporate purposes, as well as to fund the trust established to purchase the Company’s stock. To date, the Company has contributed $1.8 million to the trust, which has used such funds to purchase 114,174 shares of common stock.

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $59.7 million, or 6.8% of total adjusted assets, which is above the required level of $13.2 million, or 1.5%; a core capital level of $59.7 million, or 6.8% of total adjusted assets, which is above the required level of $26.5 million, or 3.0%; and a risk-based capital of $65.0 million, or 11.5% of risk-weighted assets, which is above the required level of $45.1 million, or 8.0%.

At March 31, 2003, the Bank had total equity, determined in accordance with generally accepted accounting principles, of $70.3 million, or 7.9%, of total assets, which approximated the Bank’s regulatory tangible capital at that date of 6.5% of assets. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be “well-capitalized” pursuant to OTS regulations.

F.	Comparison of Financial Condition at March 31, 2003 and September 30, 2002

Total assets increased $672,000 from $905.5 million at September 30, 2002 to $906.2 million at March 31, 2003. The growth was generated by a $16.7 million increase in cash and cash equivalents that was primarily funded by a $60.3 million sale of mortgage-backed securities and a $15.0 million trust-preferred offering, offset by security purchases and loan originations. As discussed previously, the Company anticipates continuing to utilize these additional funds for general corporate purposes and to purchase stock for the stock option trust. Securities classified as available-for-sale decreased $18.2 million, from $327.9 million at September 30, 2002 to $309.7 million at March 31, 2003. The decrease was attributable to the sale of $60.3 million of mortgage-backed securities with an average yield of 2.89% and an average life of 1.18 years, with a portion of the proceeds reinvested in securities with average lives of 4.5 years and an average yield of 3.48%. The reinvestment had not been completed as of March 31, 2003. This restructuring was done to minimize the effect of prepayments of mortgage-backed securities in the lower market interest rate environment.

Net loans increased $3.3 million from September 30, 2002. Consumer loans increased $21.3 million due to a $25.5 million increase in indirect automobile loan originations within the Company’s market area offset by a decrease in other consumer loan balances. Commercial loans increased during the six month period by $3.0 million. Total real estate loans decreased $21.1 million due to the $23.4 million decrease in one- to four- family loans as a result of prepayments of mortgages due to the lower market interest rate environment.

Total liabilities increased $1.7 million from $837.1 million at September 30, 2002 to $838.9 million at March 31, 2003, due primarily to the issuance of $15.0 million in trust-preferred securities, offset by an $8.6 million decrease in deposits, a $3.4 million decrease in other liabilities and a $2.1 million decrease in other borrowings. Other liabilities decreased due to a $3.7 million decrease in deferred taxes as a result of a decrease in unrealized gain on securities. Other borrowings decreased as a result of a decrease in overnight sweep accounts.

Deposits decreased $8.6 million from $606.4 million as of September 30, 2002 to $597.8 million at March 31, 2003. The largest decrease was in certificates of deposit, which decreased $40.2 million as a result of matured certificates being rolled into checking and other interest-bearing accounts as well as municipalities and local school districts withdrawing funds for use in operations.

In October 2002, the Company issued an additional $15.0 million of trust-preferred securities. The interest rate on the trust-preferred securities is variable based on three month LIBOR and adjusts quarterly with a rate as of March 31, 2003 of 4.79%, with a rate cap of 12.5% through November 7, 2007.

Total equity decreased slightly primarily due to a $1.9 million decrease in accumulated other comprehensive income as a result of a decrease in unrealized gains on securities. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate from period to period depending on economic and interest rate conditions. Equity also decreased due to the purchase of 69,133 shares for the stock employee compensation trust at a cost of $1.1 million and dividend payments of $982,000. These decreases were offset by net income for the six months of $2.2 million, the release of shares under the employee stock ownership plan and the vesting of previously granted shares of restricted stock.

G.	Comparison of Operating Results for the Three Months ended March 31, 2003 and March 31, 2002

General. The Company had net income of approximately $1.3 million and $1.2 million for the three months ended March 31, 2003 and March 31, 2002, respectively. Basic and diluted earnings per share increased to $0.34 and $0.33 per share, respectively, for the three months ended March 31, 2003 as compared to $0.31 and $0.29 per share, respectively, for the same period in 2002.

Interest Income. Total interest income decreased $1.8 million, or 13.5%, from $13.8 million for the three months ended March 31, 2002 to $12.0 million for the three months ended March 31, 2003. This decrease was primarily due to a 125 basis point decline on the tax-equivalent yield on earning assets to 5.72% for the three months ended March 31, 2003 as compared to 6.97% for the same period ended 2002. Interest income on loans decreased $1.1 million primarily due to a 77 basis point decrease in the yield, combined with a $6.9 million decrease in the average balance of loans. Interest income on mortgage related securities decreased $526,000 as the yield on such securities declined 165 basis points, while the average balance increased $34.4 million. Interest income on taxable investment securities decreased $219,000 as a result of a 175 basis point decline. Rapid repayment of mortgage-backed securities has resulted in reinvestment options at substantially lower rates than the previous year.

Interest Expense. Interest expense decreased $749,000, or 10.4%, from $7.2 million for the three months ended March 31, 2002 to $6.4 million for the three months ended March 31, 2003. The decrease in interest expense was primarily attributable to a declining interest rate environment that resulted in the cost of deposits decreasing to 2.31% for the three months ended March 31, 2003 as compared to 3.28% for the same period ended 2002. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $56.2 million to $794.9 million for the three months ended March 31, 2003. The decrease in interest expense on deposits of $1.0 million was primarily due to a $1.2 million decrease in interest expense on certificates of deposit, which was the result of a 104 basis point decrease in interest rates and a $44.6 million decrease in the average balance, offset by a $77.4 million increase in the average balance on checking accounts. Interest expense on trust-preferred debt increased $281,000 due to the $22.0 million trust-preferred securities which the Company did not have during the second quarter of 2002.

Provision for Loan Losses. The provision for loan losses increases the allowance for loan losses. The Bank’s provision for loan losses for the three months ended March 31, 2003 increased $5,000 compared to the comparable 2002 period. The increase was due to increased mortgage and consumer charge offs, offset by a decrease in non-accrual loans. During the quarter, the Company enhanced its loan servicing function to ensure the speedy resolution of delinquencies and employed a new collections manager and a new recovery manager to address the risk of deterioration in loan quality. As a result, total delinquencies for mortgage and consumer loans were reduced during the quarter to .40% and .05% of total loans, respectively, at March 31, 2003, from .50% and .09% at March 31, 2002. The Bank also completed a full review of its mortgage and consumer loan portfolios and charged-off loans where the fair value of assets fell below the book value. This analysis led to net loan charge-offs of $515,000 for the quarter ended March 31, 2003, compared to net loan charge-offs of $422,000 for the quarter ended March 31, 2002. This increased level of charge-offs is expected to be a one-time event. Net loan charge-offs, as a percentage of total loans for the current quarter, were 10 basis points. During the March 2003 quarter, $208,000 of the addition to provision for loan losses was due to two commercial real estate loans having specific reserves established and one commercial loan borrower who declared bankruptcy affecting a loan that was current at December 31, 2002. At March 31, 2003, delinquent commercial loans were .42% of total loans, a slight increase from the .41% level at March 31, 2002, due to the change in this commercial loan.

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

Non-interest Income. Non-interest income increased $2.1 million, or 126.5% from $1.6 million for the three months ended March 31, 2002 to $3.7 million for the three months ended March 31, 2003. Gain on sale of available securities increased $1.1 million due primarily to the $1.1 million gain on the sale of $60.3 million in mortgage-backed securities as part of the expanding staff in business lines restructuring of the investment portfolio. Gain-on-sale of loans increased $272,000 as originations of fixed-rate mortgages, in excess of the Bank’s retention policy, were sold. Other income, for the three months ended March 31, 2003 increased $283,000 as a result of $156,000 of income from bank-owned life insurance and $148,000 from income on the retained interest associated with the sale and securitization of $50.0 million of automobile loans in June 2002. Insurance commission income increased $178,000, due to continued growth in insurance related services. Service charges and other fees increased $124,000 due to a larger customer base that partially resulted from the acquisition of three additional branches of another community financial institution during 2002. Trust fee income increased $19,000 as a result of growth in assets under management.

Non-interest Expense. Total non-interest expense increased $928,000, or 16.4%, from $5.6 million for the three months ended March 31, 2002 to $6.6 million for the three months ended March 31, 2003. This increase was due primarily to an increase in compensation and employee benefits of $286,000 for new staff associated with the acquisitions of three additional branches as well as additional employees to staff expanding business lines in 2002. Other non-interest expense increased $340,000 due to costs associated with foreclosed properties combined with general increases in operating expenses such as supplies and telephone and other incremental increases that resulted from operating a larger organization. Given the change in the loan servicing function, it is not expected that the level of expenses for OREO will continue. Telephone costs will be reduced beginning in April 2003, due to a change in long distance carriers and installation of a new phone system by June 30, 2003. These changes are expected to result in pre-tax cost savings of $150,000 for the first year following the changes, and $125,000 per year thereafter. Advertising costs increased to $120,000 over the previous year quarter as the Company continued the promotion of a new branding campaign. Occupancy expenses increased $100,000 due to seasonal operating expenses such as utilities and maintenance. In late March 2003, First Federal decided to close three retail offices, sell the buildings occupied by two of these offices and reduce the office hours at a fourth office. These actions are expected to result in savings of $330,000 per year beginning with the fourth fiscal quarter of 2003. Deposit services will be provided by nearby First Federal offices. The Company also determined to build a new Schuylkill County regional office that will replace an existing office inside a nearby mall. When the new office is completed and occupied in late 2003 or early 2004, it is expected to reduce the cost of serving this community.

Income Taxes. The Company had an income tax provision of $702,000 for the three months ended March 31, 2003, compared to a provision of $758,000 for the three months ended March 31, 2002, resulting in effective tax rates of 35.3%, and 38.1%, respectively. This decrease, despite pre-tax income remaining relatively constant, was due to income generated from bank-owned life insurance, which is excludable for income tax purposes. Included in the income tax provision for both the three months ended March 31, 2003 and March 31, 2002 was an approximately $60,000 increase to a deferred tax asset valuation allowance related to the charitable contribution carryforward. The contribution carryforward will expire September 30, 2003, if not utilized.

H.	Comparison of Operating Results for the Six Months ended March 31, 2003 and March 31, 2002

General. The Company had net income of approximately $2.2 million and $2.5 million for the six months ended March 31, 2003 and March 31, 2002, respectively. Basic and diluted earnings per share were $0.59 and $0.56 per share, respectively, for both the six months ended March 31, 2003 and March 31, 2002.

Interest Income. Total interest income decreased $2.9 million, or 10.5%, from $27.5 million for the six months ended March 31, 2002 to $24.6 million for the six months ended March 31, 2003. This decrease was primarily due to a 123 basis point decline on the tax-equivalent yield on earning assets to 5.83% for the six months ended March 31, 2003 as compared to 7.06% for the same period ended 2002. Interest income on loans decreased $1.9 million primarily due to a 69 basis point decrease in the yield. Interest income on taxable investment securities decreased $603,000 as a result of a 173 basis point decline. Interest income on mortgage related securities decreased $348,000 as the yield on such securities declined 155 basis points, offset by an increase in average balance of $63.4 million. Rapid repayment of mortgage-backed securities has resulted in reinvestment options at substantially lower rates than the previous year.

Interest Expense. Interest expense decreased $1.1 million, or 7.6%, from $14.5 million for the six months ended March 31, 2002 to $13.4 million for the six months ended March 31, 2003. The decrease in interest expense was primarily attributable to a declining interest rate environment that resulted in the cost of deposits decreasing to 2.43% for the six months ended March 31, 2003 as compared to 3.40% for the same period ended 2002. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $80.6 million to $800.8 million for the six months ended March 31, 2003. In particular, the average balance of transaction accounts increased $80.4 million to $198.2 million. This increase was the result of the addition of three branch offices in 2002, as well as the competitively priced products being marketed throughout the Company’s market area. Deposit growth also was driven by a general shift in customer preference away from the equity markets and into insured bank deposits. The decrease in interest expense on deposits of $1.7 million, was primarily due to a $2.2 million decrease in interest expense on certificates of deposit, which was the result of a 111 basis point decrease in interest rates, offset by an increase in the average balance on transaction accounts of $80.4 million. Interest expense on trust-preferred debt increased $517,000 as a result of the $22.0 million trust-preferred securities which the Company did not have during the six months ended March 31, 2002.

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended March 31, 2003 decreased $262,000 compared to the comparable 2002 period. The Bank’s success in maintaining asset quality was the basis for reduction of the loan loss provision. Non-performing assets at March 31, 2003 were reduced to $5.0 million, or .55% of total assets, from $5.3 million, or .58% of total assets as of March 31, 2002. The Company enhanced its loan servicing function to ensure the speedy resolution of delinquencies and employed a new collections manager and a new recovery manager to address the risk of deterioration in loan quality. As a result, total delinquencies for mortgage and consumer loans were reduced to .40% and .05% of total loans, respectively, at March 31, 2003, from ..50% and .09% at March 31, 2002. The Bank also completed a full review of its mortgage and consumer loan portfolios and charged-off loans where the fair value of assets fell below the book value. This analysis led to net loan charge-offs of $1.2 million for the six months ended March 31, 2003, compared to net loan charge-offs of $702,000 for the six months ended March 31, 2002. This increased level of charge-offs is expected to be a one-time event. Net loan charge-offs, as a percentage of total loans for the fiscal year-to-date were 18 basis points. For the six months ended March 31, 2003, $286,000 of the addition to provision for loan losses was due to two commercial real estate loans having specific reserves established and one commercial loan borrower who declared bankruptcy affecting a loan that was current at December 31, 2002. At 2003, delinquent commercial loans were .42% of total loans, a slight increase from the .41% level at March 31, 2002.

Non-interest Income. Non-interest income increased $3.0 million, or 93.9% from $3.2 million for the six months ended March 31, 2002 to $6.2 million for the six months ended March 31, 2003. During the six months ended March 31, 2003 there was a $60.3 million sale of mortgage-backed securities, which resulted in gains on sale of securities of $1.1 million. Other income for the six months ended March 31, 2003 increased $645,000 as a result of $312,000 of income from bank-owned life insurance and $294,000 from income on the retained interest associated with the sale and securitization of $50.0 million of automobile loans in June 2002. Insurance commission income increased $383,000 due to continued growth in insurance related services. Gain-on-sale of loans increased $364,000 as $21.9 million of originations of fixed-rate mortgages, in excess of the Bank’s retention policy were sold in the six months ended March 31, 2003 compared to $7.6 million of such loans sold in the same period in 2002. During the current period, gains totaled $603,000, as compared to a gain of only $239,000 in the comparable prior year period. Service charges and other fees increased $270,000 due to a larger customer base that partially resulted from the acquisition of three additional branches of another community financial institution during 2002. Trust fee income increased $98,000 from prior year and the Trust assets under management increased to $147.0 million as of March 31, 2003, with over 350 accounts under management.

Non-interest Expense. Total non-interest expense increased $2.0 million, or 35.8% from $11.1 million for the six months ended March 31, 2002 to $13.1 million for the six months ended March 31, 2003. This increase was due primarily to an increase in compensation and employee benefits of $655,000 for increased hospitalization costs and new employees to staff the growth in the Company’s business lines. Other non-interest expense increased $559,000 due to costs associated with foreclosed properties combined with general increases in operating expenses such as supplies and telephone and other incremental increases that resulted from operating a larger organization. Professional fees increased $281,000 as a result of accounting fees related to fiscal 2002 audit matters coupled with an increase in consulting services during the continued transition between chief financial officers. Advertising costs increased to $256,000 over the previous year quarter as the Company continued the promotion of a new branding campaign. Occupancy expenses increased $239,000 due to Company expansion.

Income Taxes. The Company had an income tax provision of $1.1 million for the six months ended March 31, 2003, compared to a provision of $1.4 million for the six months ended March 31, 2002 resulting in effective tax rates of 32.7%, and 35.0%, respectively. The decline in income tax expense was primarily attributable to a decrease in taxable income, along with an increase in tax-exempt income from bank-owned life insurance. Included in the income tax provision for the six months ended March 31, 2003, was a $99,000 increase to a deferred tax asset valuation allowance related to the charitable contribution carryforward. As of March 31, 2003, the Company had $184,000 of net deferred tax assets resulting from the charitable contribution carryforward related to the creation of the First Federal Foundation in 1998. This carry forward will expire at the end of fiscal year 2003, if not utilized.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2003, there have been no material changes in the quantative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Item 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.
(b)Changes in internal controls.The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operation.

Item 2.	Changes in Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Stockholders of the Company was held on January 29, 2003. The results of the vote were as follows:
                  1.       The following individuals were elected as directors, each for a three-year term:

                                                              VOTES FOR                 VOTES WITHHELD
                                                              ---------                 --------------

                  Paul L. Conard                              3,506,705                          104,214

                  John P. Lavelle                             3,506,017                          104,902

                  Michael J. Leib                             3,510,298                          100,621

                  2.       The appointment of KPMG LLP as independent auditors of Northeast Pennsylvania Financial
                           Corp. for the fiscal year ended September 30, 2003 was ratified by the stockholders by the following vote:

                  FOR                       AGAINST           ABSTAIN                   BROKER NON-VOTES
                  ---                       -------           -------                   ----------------

                  3,538,940                 57,303            14,676                           1
Item 5.	Other information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K
Not applicable.

(A)	Exhibits

3.1	Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*

3.2	Bylaws of Northeast Pennsylvania Financial Corp.*

4.0	Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*

11.0	Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

99.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906, of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

**	Incorporated herein by reference into this document from the Exhibits to the Form 10-K/A as filed with the Securities and Exchange Commission on January 8, 2003.

(B)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.

Date: May 15, 2003	By: /s/ E. Lee Beard E. Lee Beard President, Chief Executive Officer, and chief financial officer

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

Date: May 15, 2003

/s/ E. Lee Beard
E. Lee Beard
President, Chief Executive Officer and chief financial officer