Form 10-Q
period 2003-06-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2003-08-19
CIK 1050996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2003

                                                         or

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

                                                                 Yes     X       No
                                                                    ---------      -------

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                                 Yes             No   X
                                                                    ---------      -------

              The Registrant had 4,176,593 shares of Common Stock outstanding as of August 19, 2003.

TABLE OF CONTENTS

Item
No.
---
                                                                                        Page
                                                                                        Number
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         June 30, 2003 and September 30, 2002 (unaudited)................................ 1

         Consolidated Statements of Operations for the Three and Nine Months
         Ended June 30, 2003 and 2002 (unaudited)........................................ 2

         Consolidated Statements of Comprehensive Income for the Three and Nine
         Months Ended June 30, 2003 and 2002 (unaudited)................................. 3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 2003 and 2002 (unaudited).............................................. 4

         Notes to Consolidated Financial Statements (unaudited).......................... 6

Item 2   Management Discussion and Analysis of Financial Condition

Part II - OTHER INFORMATION

Item 1   Legal Proceedings...............................................................28

Item 2   Changes in Securities and Use of Proceeds.......................................28

Item 3   Defaults Upon Senior Securities.................................................28

Item 4   Submission of Matters to a Vote of Security Holders.............................28

Item 5   Other Information...............................................................28

Item 6   Exhibits and Reports on Form 8 - K..............................................28

Signatures

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                                                As Restated 1
                                                                          June 30,              September 30,
                                                                           2003                      2002
                                                                   ---------------------       -----------------
                                                                   ---------------------------------------------
                                                                              (in thousands)
ASSETS
        Cash and cash equivalents                                   $        38,740            $     25,302
        Securities available-for-sale                                       295,980                 327,886
        Securities held-to-maturity (estimated fair
          market value of $3,624 at June 30, 2003
          and $3,707 at September 30, 2002)                                   3,555                   3,652
        Loans (less allowance for loan loss of
           $5,748 at June 30, 2003 and $5,449 at
           September 30, 2002)                                              493,930                 489,186
        Accrued interest receivable                                           3,792                   4,298
        Assets acquired through foreclosure                                     641                     547
        Property and equipment, net                                          12,622                  12,840
        Goodwill                                                              3,655                   3,655
        Intangible assets                                                     8,804                   9,093
        Bank-owned life insurance                                            10,749                  10,303
        Other assets                                                         13,318                  15,850
                                                               ---------------------       -----------------
               TOTAL ASSETS                                         $       885,786            $    902,612
                                                               =====================       =================

LIABILITIES
        Deposits                                                    $       578,765            $    606,412
        Federal Home Loan Bank advances                                     208,406                 208,421
        Other borrowings                                                      1,061                   3,184
        Trust-preferred debt                                                 22,000                   7,000
        Advances from borrowers for taxes and
          insurance                                                           1,639                     852
        Accrued interest payable                                              1,557                   1,458
        Other liabilities                                                     7,896                   9,591
                                                               ---------------------       -----------------
              TOTAL LIABILITIES                                             821,324                 836,918
                                                               ---------------------       -----------------

STOCKHOLDERS' EQUITY
        Preferred stock ($.01 par value; 2,000,000
           authorized shares; 0 shares)
        Common stock, $.01 par value; 16,000,000
           Shares authorized, 6,427,350 shares issued                            64                      64
        Additional paid-in capital                                           61,956                  62,047
        Retained earnings - substantially restricted                         35,155                  35,981
        Accumulated other comprehensive income, net                           2,937                   3,443
        Common stock acquired by stock benefit plans                         (4,738)                 (4,156)
        Treasury stock, at cost (2,250,757 shares at
           June 30, 2003 and 2,256,526 shares at
           September 30, 2002)                                              (30,912)                (31,685)
                                                               ---------------------       -----------------
              TOTAL STOCKHOLDERS' EQUITY                                     64,462                  65,694
                                                               ---------------------       -----------------

                   TOTAL LIABILITIES AND STOCKHOLDERS'
                        EQUITY                                      $       885,786            $    902,612
                                                               =====================       =================

See accompanying notes to the unaudited consolidated financial statements.
1 See Footnote 2 which describes the restatement effects.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                                June 30,                                June 30,
                                                                         As Restated 1                          As Restated 1
                                                        2003                2002                2003                 2002
                                                                      (in thousands, except per share data)
   INTEREST INCOME
        Interest and fees on loans                   $  8,165           $  9,356            $  25,297            $   28,631
        Mortgage-related securities                     1,512              2,232                5,193                 6,261
        Investment securities:
             Taxable                                    1,166              1,346                3,620                 4,404
             Tax-exempt                                   233                236                  700                   711
                                                     --------           --------            ---------            ----------
                      Total interest income            11,076             13,170               34,810                40,007
                                                     --------           --------            ---------            ----------

   INTEREST EXPENSE
        Deposits                                        2,870              4,148                9,790                12,802
        Federal Home Loan Bank advances and
           other borrowings                             2,978              2,990                8,934                 8,835
        Trust-preferred debt                              267                 96                  784                    96
                                                     --------           --------            ---------            ----------
                      Total interest expense            6,115              7,234               19,508                21,733
                                                     --------           --------            ---------            ----------

   NET INTEREST INCOME                                  4,961              5,936               15,302                18,274

   Provision for loan losses                              850                726                1,830                 1,969
                                                     --------           --------            ---------            ----------

   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                         4,111              5,210               13,472                16,305
                                                     --------           --------            ---------            ----------

   NON-INTEREST INCOME
        Service charges and other fees                    684                499                1,958                 1,502
        Insurance premium income                        1,084                822                2,911                 2,264
        Trust income                                      215                167                  660                   515
        Gain (loss) on sale of:
             Assets acquired through foreclosure           70                (10)                 129                   (30)
             Loans                                        562                509                1,165                   748
             Available-for-sale securities                237                  4                1,379                    (7)
        Impairment loss on equity investment           (1,488)                 -               (1,488)                    -
        Other                                             350                244                1,346                   430
                                                     --------           --------            ---------            ----------
                       Total non-interest income        1,714              2,235                8,060                 5,422
                                                     --------           --------            ---------            ----------

   NON-INTEREST EXPENSE
        Salaries and employee benefits                  3,486              2,994                9,962                 8,814
        Occupancy costs                                   797                752                2,453                 2,169
        Amortization of intangibles                       255                296                  772                   809
        Data processing costs                             200                182                  579                   514
        Advertising                                       255                165                  783                   438
        Professional fees                                 345                434                1,321                 1,129
        Federal Home Loan Bank and other charges          240                260                  702                   742
        Other                                           1,226                920                3,349                 2,485
                                                     --------           --------            ---------            ----------
                       Total non-interest expense       6,804              6,003               19,921                17,100
                                                     --------           --------            ---------            ----------
   Income (loss) before income taxes                     (979)             1,442                1,611                 4,627
   Income taxes                                           125                498                  967                 1,612

   NET INCOME (LOSS)                                 $ (1,104)          $    944            $     644            $    3,015
                                                     ========           ========            =========            ==========

   EARNINGS (LOSS) PER SHARE:
      Basic                                          $  (0.29)          $   0.23            $    0.17            $     0.73
      Diluted                                           (0.28)              0.22                 0.16                  0.69

See accompanying notes to the unaudited consolidated financial statements.
1 See Footnote 2 which describes the restatement effects.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                                              Three Months Ended                 Nine Months Ended
                                                                                  June 30,                           June 30,
                                                                                               As                             As
                                                                                           Restated 1                     Restated 1
                                                                            2003             2002            2003            2002
                                                                      ---------------    -------------   ------------    ------------
                                                                                                (in thousands)

   Net income (loss)                                                    $  (1,104)        $     944        $   644         $    3,015
   Other comprehensive income (loss), net of tax
        Unrealized losses on securities and on retained
          interest on asset securitization:

       Unrealized holding gains (losses) arising during the
         period                                                             1,537              3,090        (1,352)               756
       Less:  Reclassification adjustment for gains (losses)
         included in net income                                               145                  3           846                 (5)
                                                                      ---------------    -------------   ------------    ------------
       Other comprehensive income (loss)                                    1,392              3,087          (506)               761
                                                                      ---------------    -------------   ------------    ------------

   Comprehensive income (loss)                                          $     288         $    4,031       $   138         $    3,776
                                                                      ===============    =============   ============    ============

See accompanying notes to the unaudited consolidated financial statements.
1 See Footnote 2 which describes the restatement effects.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                                                           Nine Months Ended
                                                                                                                As Restated 1
                                                                               June 30,                           June 30,
                                                                                 2003                              2002
                                                                           ---------------                    ----------------
OPERATING ACTIVITIES
     Net income                                                             $     644                       $      3,015
     Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                         1,830                              1,969
              Provision for assets acquired
                through foreclosure                                               208                                 90
              Depreciation                                                      1,063                              1,079
              Amortization of intangibles                                         772                                809
              Deferred income taxes                                            (1,597)                             3,325
              ESOP expense                                                        580                                619
              Stock award expense                                                 392                                373
              Bank-owned life insurance income                                   (446)                              (149)
              Amortization and accretion on:
                Held to maturity securities                                        (1)                                (9)
                Available for sale securities                                   4,651                                519
              Amortization of deferred loan fees                                 (724)                              (439)
              (Gain) loss on sale of:
                Assets acquired through foreclosure                              (129)                                30
                Loans                                                          (1,165)                            (1,195)
                Available for sale securities                                  (1,379)                                 7
                Disposal of fixed assets                                           19                                  -

Changes in assets and liabilities:
              Decrease in accrued interest receivable                             506                                297
              Increase in other assets                                           (136)                            (5,432)
              Increase  in accrued interest payable                                99                                479
              Increase (decrease) in accrued taxes payable                      2,185                             (2,072)
              Increase in other liabilities                                       440                              1,289
                                                                           ---------------                    ----------------
                    Net cash provided by operating activities                   7,812                              4,604
                                                                           ---------------                    ----------------

INVESTING ACTIVITIES
     Investment securities available for sale:
              Proceeds from repayments and maturities                         128,727                             53,484
              Purchases                                                      (193,289)                          (160,628)
              Proceeds from sales                                              93,193                             16,837
     Investment securities held to maturity:
              Proceeds from repayments and maturities                              98                             14,199
     Increase in loans, net                                                   (40,656)                           (40,461)
     Proceeds from sales of loans                                              35,105                             62,073
     Purchase of regulatory stock                                              (1,041)                              (450)
     Purchase of premises and equipment                                          (864)                            (1,677)
     Proceeds from assets acquired through foreclosure                            693                                775
     Purchase of bank-owned life insurance                                          -                            (10,000)
                                                                           ---------------                    ----------------
                  Net cash provided for (used for) investing activities    $   21,966                         $  (65,848)
                                                                           ---------------                    ----------------

NORTHEAST PENNSYLVANIA FINANCIAL CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                                               Nine Months Ended
                                                                                                   June 30,
                                                                                                          As Restated 1
                                                                                    2003                       2002
                                                                                  ----------                ----------
FINANCING ACTIVITIES
     Net increase (decrease ) in deposits                                      $   (27,647)              $    56,312
     Decrease in Federal Home Loan Bank
       short-term advances                                                               -                    (6,000)
     Borrowings of Federal Home Loan Bank
       long-term advances                                                                -                    10,000
     Repayments of Federal Home Loan Bank
       long-term advances                                                              (15)                      (15)
     Net increase in advances from borrowers for
       taxes and insurance                                                             787                       727
     Proceeds from other borrowings                                                                            1,599

     Repayment of other borrowings                                                  (2,123)                        -
     Proceeds from issuance of trust-preferred securities                           15,000                     7,000
     Purchase of treasury stock                                                          -                    (9,087)
     Purchase of stock for stock employee
       compensation trust                                                           (1,110)                        -
     Stock issued for purchase of
     Higgins Insurance Associates, Inc.                                                100                        85
     Exercise of stock options                                                         138                       477
     Cash dividends                                                                 (1,470)                   (1,461)
                                                                                  ----------                ----------
                  Net cash provided by (used in) financing activities              (16,340)                   59,637
                                                                                  ----------                ----------
                  Increase (decrease) in cash
                    and cash equivalents                                            13,438                    (1,607)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                             25,302                     9,060
                                                                                  ----------                ----------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                              $   38,740                $     7,453
                                                                                  ==========                ==========

SUPPLEMENTAL INFORMATION

      Cash paid during the year for:
         Interest on deposits and borrowings                                   $    19,409               $    21,254
         Income taxes                                                                1,749                       482
Supplemental disclosures - non-cash and financing information:
     Transfer from loans to assets acquired
       through foreclosure                                                             866                      1847
     Net change in unrealized gains on securities
       available for sale, net of tax                                                 (506)                      761

1See Footnote 2 which describes restatement effects.

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Northeast Pennsylvania Financial Corp. (the “Company”), through its subsidiaries, provides a wide range of financial products and services to individual, corporate, and municipal customers through offices in Northeastern and Central Pennsylvania. These products include Banking, Insurance, Investment and Trust lines of business. Banking products, which are offered through the Company’s subsidiary, First Federal Bank (the “Bank”), include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, commercial and consumer loans, real estate loans and home equity loans. The Bank also serves its loan customers through a loan production office located in Monroe County, Pennsylvania. Insurance products, which are offered through the Company’s subsidiary, Higgins Insurance Associates, Inc. (“Higgins”), include property and casualty, life, long-term care and employee benefit programs. Investment products are offered through licensed Bank employees, Higgins agents and Smith Barney financial consultants who rent space from the Bank. Trust services, which are offered by the Company’s subsidiary Northeast Pennsylvania Trust Co. (the “Trust Co.”), include estate management and trustee services. The Company also provides title insurance through Abstractors, Inc., its wholly-owned title agency. The Company and the Bank are subject to the regulations of certain federal regulatory agencies and undergoes periodic examinations by such regulatory authorities. The Trust Co. is subject to state regulation.

Basis of Financial Statements Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

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

The Company follows accounting principles and reporting practices which are in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the evaluation of the realizability of deferred tax assets and the evaluation of other than temporary impairment for certain non-marketable equity investments and residual interests in the securitization trusts.

Recent Accounting Developments

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).“The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on its earnings, financial condition or equity.

On October 1, 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB

Opinions No. 16 and 17,"When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 was adopted on October 1, 2001. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon early adoption of this statement, as of October 1, 2001, the carrying amount of the previously recognized unidentifiable intangible asset related to the Schuylkill Savings branch acquisitions that was reclassified to goodwill was $200,000, while the related 2002 amortization expense that was reversed was $81,000, pre-tax. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $10.9 million in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends FASB Statement No.123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces, “in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation."

As permitted, the Company continues to account for stock options with the methodology prescribed by Accounting Principles Board Opinion No. 25. The following table represents the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                             Three Months Ended June 30,            Nine Months Ended June 30,
                                                             As Restated 1                          As Restated 1
                                               2003               2002                2003               2002
                                         -----------------  -----------------   -----------------  -----------------
                                                        (Dollars in thousands, except per share data)

Net income (loss), as reported:          $        (1,104)   $            944    $           644     $        3,015
Less: proforma expense related
      to stock options
                                                     (44)                  -               (239)              (218)
                                         -----------------  -----------------   -----------------  -----------------
Proforma net income (loss)                        (1,148)                944                405              2,797
                                         =================  =================   =================  =================

Basic net income (loss) per common share:

     As reported                         $         (0.29)   $           0.23    $           0.17   $           0.73
     Pro forma                                     (0.31)               0.23                0.11               0.67
Diluted net income (loss) per common share:
     As reported                         $         (0.28)   $           0.22    $           0.16   $           0.69
     Pro forma                                     (0.29)               0.22                0.10               0.64

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously these financial instruments would have been classified entirely as equity, or between the liabilities section and equity section of the statement of financial condition. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this Statement are effective for interim periods beginning after June 15, 2003. Management does not expect the adoption of this statement to have an impact on the Company’s consolidated earnings, financial condition, or equity.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adaption of the interpretation did not have a material effect on the Compnay's financial position of results of operations.

2. EFFECTS OF RESTATEMENT

The consolidated financial statements as presented for the three and nine month periods ended June 30, 2002 and the consolidated statement of financial condition at September 30, 2002 have been restated to reflect the correction of accounting errors for the Company’s indirect auto, mortgage and consumer loan portfolios. Such errors were primarily the result of computer coding errors and do not impact any loan customers and had no affect on the Company’s cash flow. These errors were identified during July 2003 and reduced the Company’s stockholders’ equity and aggregate net earnings as follows for the periods presented:

                                                                  Three months ended      Nine months ended
                                                                     June 30, 2002          June 30, 2002
                                                                 --------------------    --------------------
                                                                    (in thousands, except per share data)

Net income prior to restatement                                      $1,551                   $4,059
Adjustment for interest and fees on loans, net of tax benefit          (318)                    (755)
Adjustment for gain on sale of loans, net of tax benefit               (289)                    (289)
                                                                       -----                    -----

Net income, as adjusted                                              $  944                   $3,015
                                                                     =======                 ========

Earnings Per Share (EPS)

Basic EPS prior to restatement                                     $   0.39                 $   0.98
     Adjustment for interest and fees on loans, net of tax benefit    (0.08)                   (0.18)
     Adjustment for gain on sale of loans, net of tax benefit         (0.07)                   (0.07)
                                                                       -----                    -----

Basic EPS, as adjusted, net of tax benefit                         $   0.24                 $   0.73
                                                                   =========                =========

Diluted EPS prior to restatement                                    $  0.36                 $   0.93
    Adjustment for interest and fees on loans, net of tax benefit     (0.07)                   (0.17)
    Adjustment for gain on sale of loans, net of tax benefit          (0.07)                   (0.07)
                                                                    --------                ---------

Diluted EPS, as adjusted, net of tax benefit                        $  0.22                 $   0.69
                                                                    ========                =========

                                                                                     At September 30, 2002
                                                                                     ---------------------

Stockholders' Equity, prior to restatement                                                   $68,385
Cumulative effect of interest and fees on loans, net of tax benefit                           (2,487)
Cumulative effect of gain on sale of loans, net of tax benefit                                  (204)
                                                                                           ----------

Stockholders' Equity, as adjusted                                                            $65,694
                                                                                             ========

In addition to the items above, the Company’s Consolidated Statement of Financial Condition for September 30, 2002 contained the following restatements and reclassifications:

                                            Balance           Balance
                                            As Restated       As Reported
                                                  September 30, 2002             Change          Description
                                             ----------------------------------  ------          ------------------
                                                     (in thousands)

Assets
------
Loans, net of allowance for loan loss      $489,186         $489,373          $   (187)          Carrying value adjusted to reflect
                                                                                                 changes in amortization of premiums
                                                                                                 for purchased consumer and mortgage loans

Accrued interest receivable                   4,298            7,632            (3,334)          Correction of error on indirect autos

Other assets                                 15,850            7,759             8,091           Reclassification for accrued/deferred taxes
                                                                                                 of $8,713 and the tax effect of correction of errors of ($622)

Deposits                                   $606,412         $604,966            $1,446           Reclassification of borrowing/deposits

Other borrowings                              3,184            4,630            (1,446)          Reclassification of deposits/borrowings

Other liabilities                             9,591            2,330             7,261           Reclassification for accrued taxes of $5,909 and the tax effect of correction of errors of $1,352

Retained earnings-substantially restricted   35,981           38,672            (2,691)          Net adjustments to earnings for correction
                                                                                                 of errors

The following table describes the effects of the restatement on net income and earnings per share for each of the prior fiscal years:

                                                Twelve months ended   Twelve months ended   Twelve months ended   Twelve months ended       Year ended
                                                September 30, 2002    September 30, 2001    September 30, 2000    September 30, 1999    September 30, 1998

Net income prior to restatement                        4,498                4,807                   3,936                4,565                   (47)

   Adjustment for interest and fees on loans, net     (1,029)                (605)                   (389)                (321)                 (142)
       of tax benefit

   Adjustment for gain on sale of loans, net of
       tax benefit                                      (204)                   -                       -                    -                     -
                                                      -------              -------                 -------              -------               -------

NET INCOME, AS ADJUSTED                                3,265                4,202                   3,547                4,244                  (189)
                                                      =======              =======                 =======              =======               =======

EARNINGS PER SHARE (EPS)

Basic EPS prior to restatement                          1.11                 1.03                    0.84                 0.84                  (.20)

   Adjustment for interest and fees on loans,
       net of tax benefit                              (0.25)               (0.13)                  (0.08)               (0.06)                (0.02)

   Adjustment for gain on sale of loans, net
       of tax benefit                                  (0.05)                   -                       -                    -                     -
                                                      -------              -------                 -------              -------               -------

Basic EPS, as adjusted, net of tax benefit              0.81                 0.90                    0.76                 0.78                 (0.22)
                                                      =======              =======                 =======              =======               =======

Diluted EPS prior to restatement                        1.05                 1.02                    0.81                 0.80                 (0.20)

   Adjustment for interest and fees on loans,
       net of tax benefit                              (0.24)               (0.13)                  (0.08)               (0.06)                (0.02)

   Adjustment for gain on sale of loans, net of
       tax benefit                                     (0.04)                   -                       -                    -                     -
                                                      -------              -------                 -------              -------               -------

Diluted EPS, as adjusted, net of tax benefit            0.77                 0.89                    0.73                 0.74                 (0.22)
                                                      =======              =======                 =======              =======               =======

The following table describes the effects of the restatement on net income, earnings per share and stockholders' equity for each of the prior quarters, where material.

                                 Three months    Three months    Three months    Three months   Three months    Three months  Three months Three months  Three months  Three months    Three months Three months Three months    Three months
                                        ended           ended           ended           ended          ended           ended         ended        ended         ended         ended           ended        ended        ended           ended
                                    March 31,    December 31,   September 30,        June 30,      March 31,    December 31, September 30,     June 30,     March 31,  December 31,   September 30,     June 30,    March 31,    December 31,
                                         2003            2002            2002            2002           2002            2001          2001         2001          2001          2000            2000         2000         2000            1999
                                   ----------      ----------      ----------      ----------     ----------      ----------    ----------   ----------    ----------    ----------      ----------   ----------   ----------      ----------
Net Income prior to
   restatement                          1,289             943             439           1,551          1,230           1,278         1,237        1,256         1,023         1,291             515        1,176        1,099           1,146
Adustment for interest and
   fees on loans, net of tax benefit     (302)           (293)           (274)           (318)          (226)           (211)         (180)        (160)         (135)         (130)           (117)         (99)         (92)            (81)
Adjustment for gain on sale
   of loans, net of tax benefit            44              66              85            (289)             -               -             -            -             -             -               -            -            -               -
                                   ----------      ----------      ----------      ----------     ----------      ----------    ----------   ----------    ----------    ----------      ----------   ----------   ----------      ----------

NET INCOME, AS ADJUSTED                 1,031             716             250             944          1,004           1,067         1,057        1,096           888         1,161             398        1,077        1,007           1,065
                                   ==========      ==========      ==========      ==========     ==========      ==========    ==========   ==========    ==========    ==========      ==========   ==========   ==========      ==========
EARNINGS PER SHARE (EPS)

Basic EPS prior to restatement           0.34            0.25            0.12            0.39           0.31            0.29          0.27         0.27          0.21          0.28            0.11         0.25         0.23            0.22
Adjustment for interest and fees on
   loans, net of tax benefit            (0.08)          (0.08)          (0.08)          (0.08)         (0.06)          (0.05)        (0.04)       (0.03)        (0.03)        (0.03)          (0.03)       (0.02)       (0.02)          (0.01)
Adjustment for gain on sale of loans,
   net of tax benefit                    0.01            0.02            0.02          (0.07)              -               -             -            -             -             -               -            -            -               -
                                   ----------      ----------      ----------      ----------     ----------      ----------    ----------   ----------    ----------    ----------      ----------   ----------   ----------      ----------
Basic EPS, as adjusted, net
   of tax benefit                        0.27            0.19            0.06            0.24           0.25            0.24          0.23         0.24          0.18          0.25            0.08         0.23         0.21            0.21
                                   ==========      ==========      ==========      ==========     ==========      ==========    ==========   ==========    ==========    ==========      ==========   ==========   ==========      ==========
Diluted EPS prior to restatement         0.33            0.24            0.11            0.36           0.29            0.28          0.26         0.26          0.21          0.27            0.11         0.24         0.22            0.22
Adjustment for interest and fees on
   loans, net of tax benefit            (0.08)          (0.07)          (0.07)          (0.07)         (0.05)          (0.05)        (0.04)       (0.03)        (0.03)        (0.03)          (0.03)       (0.02)       (0.02)          (0.02)
Adjustment for gain on sale of loans,
   net of tax benefit                    0.01            0.01            0.01           (0.07)             -               -             -            -             -             -               -            -            -               -
                                   ----------      ----------      ----------      ----------     ----------      ----------    ----------   ----------    ----------    ----------      ----------   ----------   ----------      ----------
Diluted EPS, as adjusted,
   net of tax benefit                    0.26            0.18            0.05            0.22           0.24            0.23          0.22         0.23          0.18          0.24            0.08         0.22         0.20            0.20
                                   ==========      ==========      ==========      ==========     ==========      ==========    ==========   ==========    ==========    ==========      ==========   ==========   ==========      ==========

                                         At March 31,     At December    At September  At June 30,  At March 31,     At December    At September     At June     At March     At December    At September     At June     At March     At December
                                                 2003        31, 2002        30, 2002         2002          2002        31, 2001        30, 2001    30, 2001     31, 2001        31, 2000        30, 2000    30, 2000     31, 2000        31, 1999

Stockholders' Equity, prior to restatement  $ 67,326        $ 68,320        $ 68,385     $ 71,663      $ 67,258        $ 74,204        $ 75,837    $ 74,701     $ 78,675        $ 73,769        $ 72,975    $ 71,105     $ 71,535        $ 72,893
Cumulative effect of interest and fees
   on loans, net of tax benefit               (3,081)         (2,779)         (2,487)      (2,212)       (1,894)         (1,668)         (1,457)     (1,277)      (1,117)           (982)           (852)       (735)        (636)           (544)
Cumulative effect of gain on sale of
   loans, net of tax benefit                     (94)           (138)           (204)        (289)            -               -               -           -            -               -               -           -            -               -
                                        -----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY, AS ADJUSTED           $ 64,151        $ 65,403        $ 65,694     $ 69,162      $ 65,364        $ 72,536        $ 74,380    $ 73,424     $ 77,558        $ 72,787        $ 72,123    $ 70,370     $ 70,899        $ 72,349
                                        ===========================================================================================================================================================================================================

The Company expects to submit an amended Form 10-K for the fiscal year ended September 30, 2002 and amended Forms 10-Q for the December 2002 and March 2003 quarters as soon as practical.

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (“EPS”), basic and diluted, were $(0.29) and $(0.28), respectively, for the three months ended June 30, 2003 compared to $0.23 and $0.22, respectively, for the three months ended June 30, 2002. EPS, basic and diluted, were $0.17 and $0.16, respectively, for the nine months ended June 30, 2003 compared to $0.73 and $0.69, respectively, for the nine months ended June 30, 2002.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                     Three Months Ended                   Nine Months Ended
                                                          June 30,                            June 30,
                                                                   As Restated 1                       As Restated 1
                                                   2003              2002              2003              2002
                                              ----------------  ----------------  ----------------  ----------------
                                                        (Dollars in thousands, except per share data)

Net income (loss)                              $      (1,104)      $      944       $       644       $     3,015
                                              ================  ================  ================  ================

Weighted-average common shares
  outstanding                                      6,427,350        6,427,350         6,427,350         6,427,350

Average treasury stock shares                     (2,250,756)      (1,998,188)       (2,253,695)       (1,851,705)

Average common stock acquired by stock benefit plans:

    Stock employee compensation trust               (108,769)          (6,259)          (87,499)           (6,259)
    Stock awards unallocated, net                    (75,636)        (117,414)          (75,636)         (117,814)
    ESOP shares unallocated, net                    (237,808)        (289,228)         (250,663)         (302,083)
                                              ----------------  ----------------  ----------------  ----------------

Weighted-average common shares used
  to calculate basic earnings per share            3,754,381        4,016,261         3,759,857         4,149,489

Dilutive effect of stock awards                        9,777           26,084            11,317            26,366

Dilutive effect of outstanding
  stock options                                      169,977          213,385           169,977           202,786
                                              ----------------  ----------------  ----------------  ----------------

Weighted-average common shares used
  to calculate diluted earnings per share          3,934,135        4,255,730         3,941,151         4,378,641
                                              ================  ================  ================  ================

Earnings (loss) per share-basic                    $   (0.29)        $   0.23          $   0.17          $   0.73
Earnings (loss) per share-diluted                  $   (0.28)        $   0.22          $   0.16          $   0.69

Diluted earnings (loss) per share include the dilutive effect of the Company’s weighted-average stock options/awards outstanding using the Treasury Stock method. The Company had anti-dilutive common stock options outstanding of 10,485 and 8,100 for the three months ended June 30, 2003 and 2002, repectively, and 10,485 and 9,650 for the nine months ended June 30, 2003 and 2002, respectively. These options are not included in the calculation of diluted earnings per share for the periods presented.

4. INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                                                       June 30, 2003
                                         ---------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Available-for-sale securities:                 Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
                                         -----------------  -----------------   -----------------  -----------------

     U.S. Government agency
        securities                       $         28,186   $            489    $             -    $         28,675
     Municipal securities                          14,981                240                  -              15,221
     Corporate securities                          38,899              2,109                  -              41,008
     Trust Preferred securities                    12,762                674               (389)             13,047
     Mortgage-backed securities                   176,398              1,910               (265)            178,043
                                         -----------------  -----------------   -----------------  -----------------
         Total debt securities                    271,226              5,422               (654)            275,994
                                         -----------------  -----------------   -----------------  -----------------

     FHLB Stock
                                                   11,693                  -                   -             11,693
     Freddie Mac stock                              2,241                134               (580)              1,795
     Fannie Mae stock                               6,000                189                (65)              6,124
     Other equity securities                          284                148                (58)                374
                                         -----------------  -----------------   -----------------  -----------------
         Total equity securities                   20,218                471               (703)             19,986
                                         -----------------  -----------------   -----------------  -----------------
              Total                      $        291,444   $          5,893    $        (1,357)   $        295,980
                                         =================  =================   =================  =================

                                                                       June 30, 2003
                                         ---------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Held-to-maturity securities:                   Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
                                         -----------------  -----------------   -----------------  -----------------

     Municipal securities                $          3,555   $             69    $              -   $          3,624
                                         -----------------  -----------------   -----------------  -----------------
                       Total             $          3,555   $             69    $              -   $          3,624
                                         =================  =================   =================  =================

                                                                     September 30, 2002
                                         ---------------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Available-for-sale securities:                 Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
                                         -----------------  -----------------   -----------------  -----------------

     U.S. Government agency
        securities                       $         24,032                414                  -              24,446
     Municipal securities                          16,247                197                  -              16,444
     Corporate securities                          32,545              1,442                (18)             33,969
     Trust Preferred securities                    12,604                336               (511)             12,429
     Mortgage-backed securities                   221,383              4,047               (143)            225,287
                                         -----------------  -----------------   -----------------  -----------------
         Total debt securities                    306,811              6,436               (672)            312,575
                                         -----------------  -----------------   -----------------  -----------------

     FHLB Stock                                    10,971                  -                   -             10,971
     Freddie Mac stock                              2,241                151               (324)              2,068
     Fannie Mae stock                               2,000                100               (108)              1,992
     Other equity securities                          284                 24                (28)                280
                                         -----------------  -----------------   -----------------  -----------------
         Total equity securities                   15,496                275                (460)            15,311
                                         -----------------  -----------------   -----------------  -----------------
              Total                      $        322,307   $          6,711    $        (1,132)   $        327,886
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
                                         =================  =================   =================  =================

5. LOANS

Loans consists of the following:

                                                                                                     As Restated
                                                                                    June 30,        September 30,
                                                                                      2003               2002
                                                                                -----------------  -----------------
                                                                                ------------------------------------
                                                                                          (in thousands)

     Real Estate Loans:
       One-to four-family                                                        $       159,354     $      198,225
       Multi-family and commercial                                                        71,009             75,912
       Construction                                                                       17,275              7,157
                                                                                -----------------  -----------------
         Total real estate loans                                                         247,638            281,294
                                                                                -----------------  -----------------

     Consumer Loans:
       Home equity loans and lines of credit                                              74,760             79,167
       Automobile                                                                        122,315             80,016
       Unsecured lines of credit                                                           3,073              2,297
       Other                                                                               9,572             10,376
                                                                                -----------------  -----------------
         Total consumer loans                                                            209,720            171,856
                                                                                -----------------  -----------------

     Commercial Loans                                                                     43,895             43,014
                                                                                -----------------  -----------------
         Total loans                                                                     501,253            496,164

     Less:
       Deferred loan fees, net                                                             1,575              1,529
       Allowance for loan losses                                                           5,748              5,449
                                                                                -----------------  -----------------

               Net loans                                                         $       493,930     $      489,186
                                                                                =================  =================

The activity in the allowance for loan losses is as follows (in thousands):

                                                           Nine Months                           Nine Months
                                                              Ended            Year Ended           Ended
                                                             June 30,        September 30,         June 30,
                                                               2003               2002               2002
                                                         -----------------  -----------------  -----------------
                                                         -------------------------------------------------------
                                                                             (in thousands)

Balance, Beginning of Period                              $         5,449       $      4,497       $      4,497
Add:
     Provisions charged to operation                                1,830              3,001              2,204
     Sale of indirect auto loans                                        -               (235)              (235)
     Recoveries                                                       320                179                104
Less: loans charged off                                             1,851              1,993              1,686
                                                         -----------------  -----------------  -----------------

Balance, End of Period                                    $         5,748       $      5,449       $      4,884
                                                         =================  =================  =================

6. ASSET SECURITIZATION

In June 2002, the Bank sold $50.0 million in automobile loan receivables through a securitization transaction. In the transaction, automobile loan receivables were transferred to an independent trust (the “Trust”) that issued certificates representing ownership interests in the Trust, primarily to institutional investors. Although the Bank continues to service the underlying accounts and maintain the customer relationships, this transaction is treated as a sale for financial reporting purposes to the extent of the investors’ interest in the Trust. Accordingly, the receivables associated with the investors’ interests are not reflected on the Statement of Financial Condition. In connection with this transaction, the Bank enhanced the credit protection of the certificateholders by funding a cash reserve account.

In connection with this June 2002 transaction, the Bank originally recorded a pre-tax gain on the sale of automobile loans of $854,000, which was included in gain on sale of loans in the consolidated statement of operations. In July 2003, the Company discovered that computer coding errors related to the indirect automobile loan portfolio also impacted the original gains related to this securitization. As such, the Company has retroactively adjusted the original gain, as well as several key assumptions, to collectively reflect a pre-tax gain of $406,000. The Bank has recognized a retained interest related to the loan sale, which, in aggregate, totaled $3.0 million at June 30, 2003. The retained interest includes an interest-only strip and cash reserve account. The cash reserve account is subject to liens by the providers of the credit enhancement facilities for the securitizations.

The key assumptions used in measuring the fair value of the retained interest-only strip and cash collateral account for the transaction is shown in the following table:

                                                                                    June 30,            June 30,
                                                                                      2003                2002
                                                                                                      As Restated
                                                                                -----------------   -----------------

Retained interest
     Average annual repayment rate                                                      1.5%               1.5%
     Average annual expected default rate                                               1.5                 1.5
     Discount rate                                                                     10.0                10.0
     Weighted average remaining life of underlying automobile loans
         (in months)                                                                     37                  48

        The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

                                                                               June 30, 2003
                                                                               -------------
                                                                           (dollars in thousands)

    Fair value of retained interest                                      $         3,083

    Weighted-average repayment rate assumption:
          Pre-tax decrease to fair value due to a 10% adverse change     $            44
          Pre-tax decrease to fair value due to a 20% adverse change     $            83

    Weighted-average expected default rate:
          Pre-tax decrease to fair value due to a 10% adverse change     $            44
          Pre-tax decrease to fair value due to a 20% adverse change     $            87

    Weighted-average discount rate:
          Pre-tax decrease to fair value due to a 10% adverse change     $            31
          Pre-tax decrease to fair value due to a 20% adverse change     $            62

As of June 30, 2003, the weighted-average remaining life of the underlying automobile loans in the Trust was 37 months. The terms of the transaction included provisions related to the performance of the underlying receivables and other specific conditions that could result in an early payout of invested amounts to the certificateholders.

6. ASSET SECURITIZATION (Continued)

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

7. DEPOSITS

Deposits consist of the following major classifications:

                                                June 30, 2003                           September 30, 2002
                                      -------------------------------------     ------------------------------------
                                                              Percent                                  Percent
                                           Amount            of Total                Amount            of Total
                                      -----------------  ------------------     -----------------  -----------------
                                                                     (in thousands)

Noninterest-bearing                     $       34,668                5.99%       $       32,428               5.35%
                                      -----------------  ------------------     -----------------  -----------------
                                      -----------------  ------------------     -----------------  -----------------
Interest-bearing:
     Savings                                    99,878               17.26                95,779              15.78
     NOW accounts                               93,266               16.11                78,684              12.98
     Money market                              103,333               17.85               100,274              16.54
                                      -----------------  ------------------     -----------------  -----------------
                                               296,477               51.22               274,737              45.30

                                      -----------------  ------------------     -----------------  -----------------

Certificates of deposit greater
  than $100,000:                                45,679                7.90                71,379              11.77
Certificates of deposit less
  than $100,000:                               201,941               34.89               227,868              37.58
                                      -----------------  ------------------     -----------------  -----------------
                                               247,620               42.79               299,247              49.35
                                      -----------------  ------------------     -----------------  -----------------
               Total                    $      578,765              100.00%       $      606,412             100.00%
                                      =================  ==================     =================  =================

8. FEDERAL HOME LOAN BANK ADVANCES

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Bank maintains otherwise unencumbered qualifying assets (principally one-to four-family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank’s FHLB stock is also pledged to secure these advances. At June 30, 2003 and September 30, 2002, such advances mature as follows:

                                                                                    June 30,
                                                            Weighted                  2003
           Due by June 30,                                Average Rate           (in thousands)
     -----------------------------                      -----------------       -----------------
                 2004                                               5.60% $              59,000
                 2005                                               6.34                  52,000
                 2006                                               5.33                  42,000
                 2007                                               5.05                   5,086
                 2008                                                  -                       -
              Thereafter                                            5.29                  50,320
                                                        -----------------       -----------------
     Total FHLB advances                                            5.64% $             208,406
                                                        =================       =================

                                                                                 September 30,
                                                            Weighted                  2002
         Due by September 30,                             Average Rate           (in thousands)
     -----------------------------                      -----------------       -----------------

                 2003                                                  - % $                   -
                 2004                                               5.60                  59,000
                 2005                                               6.34                  52,000
                 2006                                               5.33                  42,000
                 2007                                               5.05                   5,089
              Thereafter                                            5.29                  50,332
                                                        -----------------       -----------------
     Total FHLB advances                                            5.64% $             208,421
                                                        =================       =================

9. TRUST PREFERRED SECURITIES

On March 25, 2002, the Company sponsored the creation of NEP Capital Trust I, a Delaware statutory business trust. The Company is the owner of all of the common securities of the Trust. On April 10, 2002, the Trust issued $7.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $217,000 payment for the Trust’s common securities, were used to acquire $7.2 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11% is effective through April 11, 2007. The Company has, through the Trust agreement establishing the Trust, a Guarantee Agreement, the Debentures and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust’s obligations under the capital securities.

The stated maturity of the Debentures is April 22, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after April 22, 2007. The Debentures are also subject to redemption prior to April 22, 2007 after the occurrence of certain events that would either have a negative tax effect on the Trust or the Company or would result in the trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the Debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

9. TRUST PREFERRED SECURITIES (Continued)

The Company has the right, at one or more times, to defer interest payments on the Debentures for up to ten consecutive semi-annual periods. All deferrals will end on an interest payments date and will not extend beyond April 22, 2032, the stated maturity date of the Debentures. If the Company defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest (to the extent payment of such interest would be legally enforceable) at the applicable distribution rate, compounded quarterly. Furthermore in 2002, the Company recognized an amortizable intangible asset with a value of $220,000 relating to the issuance costs of these trust preferred securities.

On October 15, 2002, the Company sponsored the creation of NEP Capital Trust II, a Delaware statutory business trust. The Company is the owner of all of the common securities of the Trust. On October 29, 2002, the Trust issued $15.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $464,000 payment for the Trust’s common securities, were used to acquire $15.5 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust quarterly at 3.45% over the three-month LIBOR, with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The Company has, through the Trust agreement establishing the Trust, a Guarantee Agreement, the Debentures and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust’s obligations under the capital securities.

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

The Company has the right, at one or more times, to defer interest payments on the Debentures for up to twenty consecutive quarterly periods. All deferrals will end on an interest payment date and will not extend beyond November 7, 2032, the stated maturity date of the Debentures. If the Company defers interest payments on the Debentures, the Trust will also defer distributions on the capital securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest (to the extent payment of such interest would be legally enforceable) at the applicable distribution rate, compounded quarterly. The Company recognized an amortizable intangible asset with a value of $450,000 relating to the issuance costs of these trust preferred securities.

A summary of the trust securities issued and outstanding at June 30, 2003 is as follows:

                                 Amount
                             Outstanding at                   Prepayment                            Distribution
                                June 30,                        Option                                Payment
Name                              2003           Rate            Date              Maturity          Frequency
-------------------------   -----------------  ---------   -----------------   -----------------  -----------------

NEP Capital Trust I      $         7,000,000      5.32%       4/22/2007               4/22/2032    Semi-annually
NEP Capital Trust II     $        15,000,000      4.79%        8/7/2007               11/7/2032      Quarterly

10. GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill and other intangible assets is as follows:

                                                                                 At June 30, 2003
                                                            -----------------------------------------------------------
                                                                 Gross                                      Net
                                                                Carrying           Accumulated           Carrying
     Goodwill                                                    Amount            Amortization           Amount
     ----------------------------------                     -----------------------------------------------------------
                                                                                  (in thousands)
     Acquisition of:
       Abstractors                                        $                248 $             (160) $        88
       Security Savings Association of Hazleton                            571                (28)         543
       Higgins Insurance Associates, Inc.                                2,919                (95)       2,824
       Schuylkill Savings and Loan Association                             200                  -          200
                                                            -------------------   -----------------  ------------------

     Total goodwill                                       $              3,938 $             (283) $     3,655
                                                            ===================   =================  ==================

                                                                   Gross                                    Net
                                                                 Carrying            Accumulated          Carrying
     Other Intangible Assets                                      Amount            Amortization           Amount
     -----------------------------------------------------  -------------------   -----------------  ------------------
     -----------------------------------------------------  -----------------------------------------------------------
                                                                                  (in thousands)
     Amortizing:
       Omega core deposit intangible                      $            1,537 $               (918) $               619
       Security Savings Association of Hazleton
         core deposit intangible                                       9,086               (1,933)               7,153
       Schuylkill Savings and Loan Association
         core deposit intangible                                         255                  (43)                 212
       Other intangibles                                                 929                 (184)                 745

     Nonamortizing intangible assets
       Other intangible assets                                            75                    -                   75
                                                            -----------------     -----------------  ------------------

     Total other intangible assets                        $           11,882 $             (3,078) $             8,804
                                                            =================     =================  ==================

Nonamortizing intangible assets consist of title plant of $75,000 at June 30, 2003 and 2002.

10. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Amortization expense of other amortizing intangible assets for the three and nine months ended June 30, 2003 and June 30, 2002 is as follows:

                                             For the Three Months Ended             For the Nine Months Ended
                                                      June 30,                               June 30,
                                               2003              2002                2003               2002
                                         -----------------  ----------------   -----------------  -----------------
                                         --------------------------------------------------------------------------
                                                                   (Dollars in thousands)

     Core deposit intangibles          $              204 $             230 $               619 $              708
     Other amortizing intangibles                      51                65                 153                101
                                         -----------------  ----------------   -----------------  -----------------

     Total amortizing intangibles      $              255 $             295 $               772 $              809
                                         =================  ================   =================  =================

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

Intangible assets acquired during the nine months ended June 30, 2003 are as follows:

                                                                                                       Weighted
                                                                                                        Average
                                                                                                     Amortization
                                                                 Amount             Residual            Period
                                                                Assigned              Value            in Years
                                                            -----------------   -----------------  -----------------
                                                                             (dollars in thousands)

     Other intangibles                                    $              450 $                 -                  5

11. IMPAIRMENT LOSS ON EQUITY INVESTMENT

The Company has a $1.5 million equity investment in the convertible prefered stock of a private entity, which makes loans to and provides services to residential construction builders in the Eastern United States. The Company had previously been accounting for such investment on a cost method. During the June 2003 quarter, the Company recognized an impairment loss to write-off its entire $1.5 million investment in this entity since efforts to raise additional equity capital have proven unsuccessful. While this entity and its lending programs continue to operate, the Bank is no longer a lender in such programs. Additionally, no tax benefit has been recognized in the current impairment loss since such loss is a capital loss and is deductible only against other capital gains.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-Q includes certain forward-looking statements based on current management expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Reform Act of 1995 and is including this statement for purposes of such safe harbor provisions. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake – and specifically disclaims any obligation – to publicly revise any forward – looking statements to reflect events or circumstances after the date of the statements to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy, Section C, Critical Accounting Policies, and Section E, Liquidity and Capital Resources.

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

The Company’s results of operations are being restated for the fiscal years 1998 through 2002 and for the December 2002 and March 2003 quarters to reflect the correction of accounting errors primarily related to the Company’s indirect auto, mortgage and consumer loan portfolios. The net effect of such restatements was to reduce interest income and retained earnings for prior periods. See Footnote 1 to the unaudited Consolidated Financial Statements for a description of the effect during the periods presented in the Company’s current report on Form 10-Q.

On January 2, 2002, the Company purchased three banking offices from Schuylkill Savings and Loan Association of Schuylkill Haven, Pa. The Company purchased $11.4 million of loans and assumed $12.8 million of deposits from these offices. On January 8, 2002, Higgins acquired the DeAndrea Agency, which specializes in personal and commercial insurance.

On September 4, 2002, the Bank formed a relationship with Smith Barney under which Smith Barney Investment Centers provides retail brokerage products and services at all of the First Federal offices. This is Smith Barney’s first relationship with a bank in the Commonwealth of Pennsylvania. Smith Barney, an independent, registered broker-dealer, is not affiliated with the Bank.

B. Management Strategy

The Company’s operating strategy is that of a community-based financial services company, offering a wide variety of financial products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate lending, construction lending and small business and municipal commercial lending. In order to promote long-term financial strength and profitability, the Company has focused on: (i) maintaining strong asset quality by originating one- to four-family loans located in its market area; (ii) emphasizing higher yielding consumer loans, specifically indirect automobile loans, and commercial loans, primarily to small businesses and municipalities; (iii) managing its interest rate risk by emphasizing shorter-term, fixed-rate, one- to four-family loans, in addition to consumer and commercial loans; limiting its retention of newly originated longer-term fixed-rate one- to four-family loans; soliciting longer-

term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and proceeds from the issuance of Trust Preferred securities; and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the financial needs of its customers through expanded products, such as personal and business insurance from Higgins, trust and investment management services from the Trust Co., title insurance from Abstractors, Inc., all with improved delivery systems through technological advances and integration of products; and (v) maintaining a strong regulatory capital position.

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

C. Critical Accounting Policies

Other Investment. The Company has a $1.5 million equity investment in the convertible preferred stock of a private entity, which makes loans to and provides services to residential construction builders in the Eastern United States. The Company had previously been accounting for such investment on a cost method. During the June 2003 quarter, the Company recognized an impairment loss to write-off its entire $1.5 million investment in this entity since efforts to raise additional equity capital have proven unsuccessful. While this entity and its lending programs continue to operate, the Bank is no longer a lender in such programs. Additionally, no tax benefit has been recognized in the current impairment loss since such loss is a capital loss and is deductible only against other capital gains.

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

Loans are deemed to be “impaired” if upon management’s assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000. The uncollected portion of impaired loans are charged off when the Company determines that foreclosure is probable, and the fair value of the collateral is less than the recorded investment of the impaired loan or in the case of unsecured loans that management determines the loan to be uncollectable.

Intangible Assets. Intangible assets include core deposit intangibles and certain other miscellaneous intangibles. The core deposit intangibles are being amortized to expense over a 10 to 31-year life on an accelerated basis and other intangible assets are being amortized to expense on an accelerated basis over a period of 3.7 to 5 years. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

Goodwill.Goodwill is the excess of cost over the fair value of assets acquired in connection with business acquisitions and was being amortized on the straight-line method over 5, 6 and 20 years, prior to October 1, 2001. On October 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the regularly scheduled amortization of goodwill and replaced this method with a two-step process for testing the impairment of goodwill on at least an annual basis and to the extent goodwill is impaired, its carrying value will be written down and a charge will be made to earnings. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company, upon adoption of this Statement, stopped amortizing existing goodwill of $3.0 million. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets and determined that the estimated fair value exceeded the carrying amount.

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

D. Nonperforming Assets and Impaired Loans

The following table presents information regarding the Bank’s nonperforming loans, real estate owned and other repossessed assets at the dates indicated (unaudited):

                                                                                   June 30,         September 30,
                                                                                     2003                2002
                                                                               -----------------   -----------------
                                                                               -------------------------------------
                                                                                      (dollars in thousands)

Nonperforming loans:
     Nonaccrual loans                                                        $            6,270 $             4,200
     Real estate owned and other repossessed assets                                         641                 547
                                                                               -----------------   -----------------
         Total nonperforming assets                                                       6,911               4,747
     Troubled debt restructurings                                                             -                  55
                                                                               -----------------   -----------------

         Troubled debt restructurings and total nonperforming assets         $            6,911 $             4,802
                                                                               =================   =================

     Total nonperforming loans as a percentage of total loans                              1.26%              0.85%
     Total nonperforming assets as a percentage of total assets                            0.78                0.53

The increase in nonperforming assets was primarily due to the addition of a $1.7 million commercial loan. Such loan was placed on nonaccrual status when the borrower filed bankruptcy during 2003. The Bank has previously written-off $100,000 of this loan, established additional reserves and believes this loan is adequately collateralized by the U.S. Department of Agriculture and other collateral.

E. Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are deposits, principal and interest payments on loans, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The Bank’s most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $334.7 million, or 37.8% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2003, the Bank had $208.4 million in advances outstanding from the FHLB under its overall borrowing capacity from the FHLB of $264.4 million. The Bank plans to use the proceeds from the sale of current investments to pay the $59.0 million of fixed-rate FHLB borrowings that will mature within the next twelve months. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth. In addition to these traditional funding sources, the Bank may use alternative funding sources, such as the sale and securitization of automobile loans.

At June 30, 2003, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $120.5 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account and KEOGH accounts, which are scheduled to mature in less than one year from June 30, 2003 totaled $89.8 million. Based on past experience, the Bank expects that substantially all of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At June 30, 2003, the Bank had $18.0 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities that mature in less than one year.

The primary sources of funding for the Company are dividend payments from the Bank, sales and maturities of investment securities, the issuance of trust-preferred securities and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company’s repurchase of its stock, to pay cash dividends, and to pay interest on the trust-preferred securities. The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision. During April 2002, the Company obtained $7.0 million through a trust-preferred offering, and in October 2002, the Company obtained an additional $15.0 million through a trust-preferred offering. Of the total trust-preferred proceeds, $10.0 million was used to purchase bank-owned life insurance, $5.0 million was used to further capitalize the Bank, and the remaining amount at the Company level was used for general corporate purposes, including to fund the trust established to purchase the Company’s stock, which would be used to satisfy obligations under employee benefit plans. To date, the Company has contributed $1.8 million to the trust, which has used such funds to purchase 114,174 shares of common stock.

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $57.5 million, or 6.7% of total adjusted assets, which is above the required level of $12.9 million, or 1.5%; a core capital level of $57.5 million, or 6.7% of total adjusted assets, which is above the required level of $25.8 million, or 3.0%; and a risk-based capital of $59.8 million, or 10.5% of risk-weighted assets, which is above the required level of $45.5 million, or 8.0%. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be “well-capitalized” pursuant to OTS regulations.

The appropriate balance sheet classification of trust-preferred securities is currently under review pursuant to FIN 46. Although the Federal Reserve Board and other banking regulatory agencies have issued interim guidance that continues to recognize trust-preferred securities as a component of Tier 1 capital, it is possible that a change may result in these securities qualifying for Tier 2 capital rather than Tier 1 capital. If Tier 2 capital treatment had been required at June 30, 2003, the Bank would remain "well capitalized" under applicable federal bank regulatory definitions.

F. Comparison of Financial Condition at June 30, 2003 and September 30, 2002 (As Restated)

Total assets decreased $16.8 million from $902.6 million at September 30, 2002 to $885.8 million at June 30, 2003. The decrease was generated by an $85.3 million sale of mortgage-backed securities, offset by security purchases, loan originations and a $13.4 million increase in cash and cash equivalents. Securities classified as available-for-sale decreased $31.9 million, from $327.9 million at September 30, 2002 to $296.0 million at June 30, 2003. The decrease was attributable to the sale in the March 2003 quarter of $60.3 million of mortgage-backed securities with an average yield of 2.89% and an average life of 1.18 years, with a portion of the proceeds reinvested in securities with average lives of 4.5 years and an average yield of 3.48%. The restructuring continued into the June 2003 quarter with the sale of $25.0 million of mortgage-backed securities. These securities had an average yield of 1.10%, and an average life of .28 years. This restructuring was done to minimize the effect of prepayments of mortgage-backed securities in the lower market interest rate environment.

Net loans increased $4.7 million from September 30, 2002. Consumer loans increased $37.9 million due to a $42.3 million increase in indirect automobile loan originations within the Company’s market area offset by a decrease in other consumer loan balances. Total real estate loans decreased $33.7 million due to a $38.9 million decrease in one- to four-family residential real estate loans primarily the result of prepayments of mortgages due to the lower interest rate environment, offset by a $10.1 million increase in commercial construction loans.

Total liabilities decreased $15.6 million from $836.9 million at September 30, 2002 to $821.3 million at June 30, 2003, due primarily to a $27.6 million decrease in deposits offset by the issuance of $15.0 million in trust-preferred securities.

Deposits decreased $27.6 million from $606.4 million as of September 30, 2002 to $578.8 million at June 30, 2003. The largest decrease was in certificates of deposit, which decreased $51.6 million as a result of matured certificates being rolled into checking and other interest-bearing accounts as well as municipalities and local school districts withdrawing funds for use in operations.

In October 2002, the Company issued $15.0 million of trust-preferred securities. The interest rate on the trust-preferred securities is variable based on three-month LIBOR and adjusts quarterly with a rate as of June 30, 2003 of 4.79%. The trust preferred securities are subject to an interest rate cap of 12.5% through November 7, 2007.

Total equity decreased by $1.2 million primarily due to a $506,000 decrease in accumulated other comprehensive income as a result of a decrease in unrealized gains on securities. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate from period to period depending on economic and interest rate conditions. Equity also decreased due to the purchase of 69,133 shares for the stock employee compensation trust at a cost of $1.1 million and dividend payments of $1.5 million. These decreases were offset by net income for the nine months of $644,000, the release of shares under the employee stock ownership plan and the vesting of previously granted shares of restricted stock.

G. Comparison of Operating Results for the Three Months ended June 30, 2003 and June 30, 2002 (As Restated)

General. The Company had a net loss of $1.1 million and net income of $944,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. Basic and diluted earnings (loss) per share decreased to $(0.29) and $(0.28) per share, respectively, for the three months ended June 30, 2003 as compared to $0.23 and $0.22 per share, respectively, for the same period in 2002.

Interest Income. Total interest income decreased $2.1 million, or 15.9%, from $13.2 million for the three months ended June 30, 2002 to $11.1 million for the three months ended June 30, 2003. This decrease was primarily due to a 120 basis point decline on the tax-equivalent yield on earning assets to 5.34% for the three months ended June 30, 2003 as compared to 6.54% for the same period ended 2002 due to the lower interest rate environment. Interest income on loans decreased $1.2 million primarily due to a 78 basis point decrease in the yield due to lower rates, combined with an $11.6 million decrease in the average balance of loans. Interest income on mortgage related securities decreased $950,000 as the yield on such securities declined 231 basis points, offset by an increase in the average balance of $13.0 million. Interest income on taxable investment securities increased $50,000 despite a 70 basis point decline. Rapid repayment of mortgage-backed securities has occurred while reinvestment options are at substantially lower rates than the previous year.

Interest Expense. Interest expense decreased $1.1 million, or 15.4%, from $7.2 million for the three months ended June 30, 2002 to $6.1 million for the three months ended June 30, 2003. The decrease in interest expense was primarily attributable to a declining interest rate environment that resulted in the cost of deposits decreasing to 2.08% for the three months ended June 30, 2003 from 3.11% for the same period ended 2002. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $35.0 million to $785.9 million for the three months ended June 30, 2003. The decrease in interest expense on deposits of $1.3 million was primarily due to a $1.2 million decrease in interest expense on certificates of deposit, which was the result of an 89 basis point decrease in interest rates and a $56.1 million decrease in the average balance, offset by a $70.9 million increase in the average balance on checking accounts. Interest expense on trust-preferred debt increased $171,000 due to the issuance of $15.0 million trust-preferred securities in October 2002.

Provision for Loan Losses. The provision for loan losses increases the allowance for loan losses. The Bank’s provision for loan losses for the three months ended June 30, 2003 increased $124,000 compared to the comparable 2002 period. The increase was due to increased mortgage and consumer charge offs and an increase in nonperforming loans and classified assets. During the preceding quarter, the Company enhanced its loan servicing function to promote the prompt resolution of delinquencies and employed a new collections and recovery manager to address the risk of deterioration in loan quality. As a result, total delinquencies for mortgage and consumer loans were reduced during the quarter to 0.73% and 0.28% of total loans, respectively, at June 30, 2003, from 1.13% and 0.40% at June 30, 2002. Net loan charge-offs of $672,000 for the quarter ended June 30, 2003, compared to net loan charge-offs of $879,000 for the quarter ended June 30, 2002. Net loan charge-offs, as a percentage of total loans for the current quarter, were 13 basis points. At June 30, 2003, delinquent commercial loans were 0.81% of total loans, an increase from the 0.48% level at June 30, 2002, due to a $1.7 million commercial loan being placed on nonaccrual as the borrower went into bankruptcy.

Non-interest Income. Non-interest income decreased $521,000, or 23.3% from $2.2 million for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003. Other income for the three months ended June 30, 2003 decreased $1.4 million due to the recognition of the $1.5 million impairment loss for the Company’s equity investment in the convertible preferred stock of a start-up mortgage banking firm specializing in multi-state, small builder loans. Insurance commission income increased $262,000, due to continued growth in insurance related services. Service charges and other fees increased $185,000 due to a larger customer base. Gain on sale of available-for-sale securities increased $233,000 due primarily to the gain on the sale of $25.0 million in mortgage-backed securities as part of the restructuring of the investment portfolio.

Non-interest Expense. Total non-interest expense increased $801,000, or 13.3%, from $6.0 million for the three months ended June 30, 2002 to $6.8 million for the three months ended June 30, 2003. This increase was due primarily to an increase in salaries and benefits of $492,000 due to the increased cost of employee benefits and new employees to staff expanding lines of business.

Other non-interest expense increased $306,000 due to one of the Bank’s commercial loan customer that had significant cash flow difficulty during the quarter which required the Bank to provide cash flow and other support. The expenses associated with the workout of this loan totaled $156,000. In late March 2003, the Bank decided to close three retail offices, sell the buildings occupied by two of these offices and reduce the office hours at a fourth office. These actions are expected to result in savings of $330,000 per year beginning with the fourth fiscal quarter of 2003. Deposit services will be provided by nearby First Federal offices. The Company recognized a $108,000 impairment loss in connection with the closure of these offices. Non-interest expense also increased due to costs associated with foreclosed properties combined with general increases in operating expenses such as supplies and telephone and other incremental increases that resulted from operating a larger organization. Installation of a new telephone system was completed in the Hazleton offices in June 2003 with the remaining office installations to be completed by September 30, 2003. The new system is expected to reduce annual long distance telephone costs by approximately $125,000 by transmitting over inter-office data lines. Advertising costs increased $90,000 over the previous year quarter as the Company continued the promotion of a new branding campaign. Occupancy expenses increased $45,000 due to seasonal operating expenses such as utilities and maintenance. The increase in non-interest expense was offset by an $89,000 decrease in professional fees due to prior year quarter engagement of consultants to assist in the continuation of a branding campaign to integrate all lines of business.

Income Taxes. The Company had an income tax provision of $125,000 for the three months ended June 30, 2003, compared to a provision of $498,000 for the three months ended June 30, 2002, resulting in effective tax rates of (12.8)%, and 34.5%, respectively. This decrease was due to a decrease in income before taxes, offset by an increase to a deferred tax asset valuation allowance related to the Company’s ability to use a charitable contribution carryforward. Although the Company reported a pre-tax loss for the June 2003 quarter, the Company still provided for income taxes due to no tax benefit being provided on the $1.5 million impairment loss the Company recognized. Such loss is a capital loss for federal income tax purposes which can only be used to offset capital gain income is not expected to result in a tax deduction for the Company.

H. Comparison of Operating Results for the Nine Months ended June 30, 2003 and June 30, 2002 (As Restated)

General. The Company had net income of approximately $644,000 and $3.0 million for the nine months ended June 30, 2003 and June 30, 2002, respectively. Basic and diluted earnings per share were $0.17 and $0.16 per share, respectively, for the nine months ended June 30, 2003 and $0.73 and $0.69, respectively, for the nine months ended June 30, 2002.

Interest Income. Total interest income decreased $5.2 million, or 13.0%, from $40.0 million for the nine months ended June 30, 2002 to $34.8 million for the nine months ended June 30, 2003. This decrease was primarily due to a 124 basis point decline on the tax-equivalent yield on earning assets to 5.53% for the nine months ended June 30, 2003 as compared to 6.77% for the same period ended 2002 due to lower rates. Interest income on loans decreased $3.3 million primarily due to a 78 basis point decrease in the yield. Interest income on mortgage-related securities decreased $1.1 million as the yield on such securities declined 182 basis points, offset by an increase in average balance of $46.6 million. Rapid repayment of mortgage-backed securities has occurred while reinvestment options are at substantially lower rates than the previous year. Interest income on taxable investment securities decreased $784,000 as a result of a 141 basis point decline.

Interest Expense. Interest expense decreased $2.2 million, or 10.2%, from $21.7 million for the nine months ended June 30, 2002 to $19.5 million for the nine months ended June 30, 2003. The decrease in interest expense was primarily attributable to a declining interest rate environment that resulted in the cost of deposits decreasing to 2.31% for the nine months ended June 30, 2003 as compared to 3.30% for the same period in 2002. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $65.4 million to $795.9 million for the nine months ended June 30, 2003. In particular, the average balance of interest-bearing transaction accounts increased $77.2 million to $200.0 million. This increase was the result of the competitively priced products being marketed throughout the Company’s market area. The decrease in interest expense on deposits of $3.0 million was primarily due to a $3.3 million decrease in interest expense on certificates of deposit, which was the result of a 103 basis point decrease in interest rates. Interest expense on trust-preferred debt increased $688,000 as a result of the issuance of $15.0 million trust-preferred securities in October 2002.

Provision for Loan Losses. The Company’s provision for loan losses for the nine months ended June 30, 2003 decreased $139,000 compared to the comparable 2002 period. Nonperforming assets at June 30, 2003 were $6.9 million, or 0.78% of total assets, from $4.9 million, or 0.57% of total assets as of June 30, 2002. The Company enhanced its loan servicing function to promote the prompt resolution of delinquencies and employed a new collections and recovery manager to address the risk of deterioration in loan quality. As a result, total delinquencies for mortgage and consumer loans were reduced to 0.73% and 0.28% of total loans, respectively, at June 30, 2003, from 1.13% and 0.40% at June 30, 2002. The Bank also completed a full review of its mortgage and consumer loan portfolios and charged-off loans where the fair value of assets fell below the book value. This analysis led to net loan charge-offs of $1.2 million for the nine months ended June 30, 2003, compared to net loan charge-offs of $702,000 for the nine months ended June 30, 2002. Net loan charge-offs, as a percentage of total loans for the fiscal year-to-date were 31 basis points. At June 30, 2003, delinquent commercial loans were 0.81% of total loans, an increase from the 0.48% level at June 30, 2002.

Non-Interest Income. Non-interest income increased $2.6 million, or 48.7%, from $5.4 million for the nine months ended June 30, 2002 to $8.1 million for the nine months ended June 30, 2003. During the nine months ended June 30, 2003 there was an $85.3 million sale of mortgage-backed securities, which resulted in gains on sale of securities of $1.4 million. Insurance commission income increased $647,000 due to continued growth in insurance related services. Service charges and other fees increased $456,000 due to a larger customer base. Gain-on-sale of loans increased $417,000 as $35.1 million of originations of fixed-rate mortgages, in excess of the Bank’s retention policy, were sold in the nine months ended June 30, 2003 compared to $10.6 million of such loans sold in the same period in 2002. Other income decreased $572,000 due to the recognition of the $1.5 million impairment loss for an equity investment, offset by a $564,000 increase in income associated with the prior year sale and securitization of $50.0 million of automobile loans and $356,000 of income on bank-owned life insurance.

Non-interest Expense. Total non-interest expense increased $2.8 million, or 16.5%, from $17.1 million for the nine months ended June 30, 2002 to $19.9 million for the nine months ended June 30, 2003. This increase was due primarily to an increase in compensation and employee benefits of $1.1 million for increased benefit costs and new employees to staff the growth in the Company’s business lines. Other non-interest expense increased $864,000 due to the $156,000 expense of providing cash flow support to a commercial loan customer who had significant cash flow difficulty. Other non-interest income increased due to an impairment loss in connection with the closure of three bank offices as well as costs associated with foreclosed properties combined with general increases in operating expenses such as supplies and telephone and other incremental increases that resulted from operating a larger organization. Advertising costs increased to $345,000 over the previous year quarter as the Company continued the promotion of a new branding campaign. Occupancy expenses increased $284,000 period over period due to Company expansion. Professional fees increased $192,000 as a result of increased accounting fees coupled with an increase in consulting services during the transition between chief financial officers.

Income Taxes. The Company had an income tax provision of $967,000 for the nine months ended June 30, 2003, compared to a provision of $1.6 million for the nine months ended June 30, 2002 resulting in effective tax rates of 60.0%, and 34.8%, respectively. The decline in income tax expense was primarily attributable to a decrease in taxable income, offset by the increase in taxes as a result of an increase in a deferred tax asset valuation allowance related to the Company’s ability to use a charitable contribution carryforward. The large increase in the effective tax rate during the nine month period ended June 30, 2003 was due to the $1.5 million impairment loss the Company recognized. Such loss is a capital loss for federal income tax purposes which can only be used to offset capital gain income. Such loss is not expected to result in a tax deduction for the Company.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, there have been no material changes in the quantative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Item 4.	CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures: The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed at June 30, 2003, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were not effective, as further described below.

During the preparation and review of this Form 10-Q Quarterly Report, the Registrant discovered that its financial statements for its fiscal years 1998 through 2002 and for the December 2002 and March 2003 quarters required restatement as discussed under Management's Discussion and Analysis and Note 1 to the Financial Statements included in this Quarterly Report. The Company believes that it maintained effective controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 with respect to those prior periods, except that the individuals responsible for implementing such controls and procedures, including reviewing the work performed and authorizing the final results, failed to detect certain errors, including a computer coding error related to the Company's indirect automobile loan portfolio, which required the restatement. Subsequent to the discovery of the errors, Management has implemented staffing, system and procedural changes designed to improve the training of the individuals involved in implementing and reviewing the controls and procedures to strengthen the review and authorization process so that such errors do not occur in the future. The Chief Executive Officer and Chief Financial Officer believes that the corrective actions taken should be adequate to remedy the aforementioned control inadequacies.

(b)Changes in internal controls.The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer, except for the corrective actions referred to in item (a) above.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operation.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.
Item 4.	Other information

Not applicable.
Item 5.	Exhibits and Reports on Form 8-K

(A)	Exhibits

3.1	Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*

3.2	Bylaws of Northeast Pennsylvania Financial Corp.**

4.0	Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*

11.0	Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.0	Section 1350 Certification

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

**	Incorporated herein by reference into this document from the Exhibits to the Form 10-K/A as filed with the Securities and Exchange Commission on January 8, 2003.

(B)	Reports on Form 8-K

On April 25, 2003, the Company filed a Form 8-K in which it announced its financial results for the quarter ended March 31, 2003. A press release announcing the financial results was filed by exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.

Date: August 19, 2003	By: /s/ E. Lee Beard E. Lee Beard President, Chief Executive Officer, and chief financial officer