Form 10-Q/A
period 2003-06-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2003-12-15
CIK 1050996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                                                      Yes   X    No
                                                          -----     -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                      Yes        No   X
                                                          -----     -----

         The Registrant had 4,176,593 shares of Common Stock outstanding as of August 19, 2003.

Introductory Note:

This Form 10-Q/A is being filed to restate the financial results of Northeast Pennsylvania Financial Corp. (the "Company"). Such restatement reflects the further correction of accounting errors that were discovered in September 2003. For other Items of Form 10-Q not included in this amendment, see the Form 10-Q for June 30, 2003 as initially filed on August 19, 2003.

See Footnote 2 to the unaudited Consolidated Financial Statements which describes the effects of the restatement on the current and prior periods presented. In addition, the Company has prepared a revised Management Discussion and Analysis of Financial Condition and Results of Operations for the periods presented to reflect the changes made to the unaudited Consolidated Financial Statements.

This Form 10-Q/A speaks as of June 30, 2003; except where otherwise specifically indicated. The information subsequent to June 30, 2003 included in this Form 10-Q/A is presented for the convenience of the reader.

                                TABLE OF CONTENTS

Item
No.
---                                                                                                    Page
                                                                                                      Number
                                                                                                      ------
PART  I - CONSOLIDATED FINANCIAL INFORMATION

Item 1   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         June 30, 2003 and September 30, 2002 (unaudited, as restated)...............................    4

         Consolidated Statements of Operations for the Three and Nine Months
         Ended June 30, 2003 and 2002 (unaudited, as restated).......................................    5

         Consolidated Statements of Comprehensive Income for the Three and Nine
         Months Ended June 30, 2003 and 2002 (unaudited, as restated)................................    6

         Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 2003 and 2002 (unaudited, as restated).............................................    7

         Notes to Consolidated Financial Statements (unaudited, as restated).........................    9

Item 2   Management Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................   25

Item 4   Controls and Procedures.....................................................................   32

Part II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K............................................................   33

Signatures

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                       As Restated(1)     As Restated(1)
                                                                                          June 30,        September 30,
                                                                                            2003               2002
                                                                                     ----------------    ---------------
                                                                                                (in thousands)
ASSETS
      Cash and cash equivalents                                                      $         38,740    $        25,302
      Investment securities available for sale                                                295,980            327,886
      Investment securities held to maturity (estimated fair
          Market value of $3,624 at June 30, 2003 and                                           3,555              3,652
          $3,707 at September 30, 2002)
      Loans (less allowance for loan loss of $5,748 at
          June 30, 2003 and $5,449 at September 30, 2002)                                     493,930            489,186
      Accrued interest receivable                                                               3,792              4,298
      Assets acquired through foreclosure                                                         641                547
      Premises and equipment, net                                                              12,622             12,840
      Goodwill                                                                                  3,655              3,655
      Intangible assets                                                                         8,804              9,093
      Bank-owned life insurance                                                                10,749             10,303
      Other assets                                                                             12,585             15,183
                                                                                     ----------------    ---------------

               TOTAL ASSETS                                                          $        885,053    $       901,945
                                                                                     ================    ===============

LIABILITIES
      Deposits                                                                                578,765            606,412
      Federal Home Loan Bank advances                                                         208,406            208,421
      Other borrowings                                                                          1,061              3,184
      Trust-preferred debt                                                                     22,000              7,000
      Advances from borrowers for taxes and insurance                                           1,639                852
      Accrued interest payable                                                                  1,557              1,458
      Other liabilities                                                                         7,980              9,493
                                                                                     ----------------    ---------------
               TOTAL LIABILITIES                                                              821,408            836,820
                                                                                     ----------------    ---------------

STOCKHOLDERS' EQUITY
      Preferred stock ($.01 par value; 2,000,000 authorized shares;
       none issued)                                                                                 -                  -
      Common stock, $.01 par value; 16,000,000 shares authorized,
       6,427,350 shares issued                                                                     64                 64
      Additional paid-in capital                                                               61,956             62,047
      Retained earnings - substantially restricted                                             34,338             35,411
      Accumulated other comprehensive income, net                                               2,937              3,444
      Common stock acquired by stock benefit plans                                             (4,738)            (4,156)
      Treasury stock, at cost (2,250,756 shares at June 30, 2003 and 2,301,566
        shares at September 30, 2002)                                                         (30,912)           (31,685)
                                                                                     ----------------    ---------------
               TOTAL STOCKHOLDERS' EQUITY                                                      63,645             65,125
                                                                                     ----------------    ---------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        885,053    $       901,945
                                                                                     ================    ===============

See accompanying notes to the unaudited consolidated financial statements.
(1) See Footnote (2) which describes the restatement effects.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                                   June 30,                              June 30,
                                                              ------------------                     -----------------
                                                                As Restated(1)                        As Restated(1)
                                                                -----------                           -----------
                                                           2003                2002              2003               2002
                                                           ----                ----              ----               ----
                                                                        (in thousands, except per share data)
 INTEREST INCOME
      Interest and fees on loans                     $     8,165        $      9,356        $     25,297      $     28,631
      Mortgage-related securities                          1,512               2,232               5,193             6,261
      Investment securities:
           Taxable                                         1,166               1,346               3,620             4,404
           Tax-exempt                                        233                 236                 700               711
                                                    ------------        ------------        ------------      ------------
                Total interest income                     11,076              13,170              34,810            40,007
                                                    ------------        ------------        ------------      ------------

 INTEREST EXPENSE
      Deposits                                             2,870               4,148               9,790            12,802
      Federal Home Loan Bank advances and
          other borrowings                                 2,978               2,990               8,934             8,835
      Trust-preferred debt                                   267                  96                 784                96
                                                    ------------        ------------        ------------      ------------
                Total interest expense                     6,115               7,234              19,508            21,733
                                                    ------------        ------------        ------------      ------------

 NET INTEREST INCOME                                       4,961               5,936              15,302            18,274

 Provision for loan losses                                   850                 726               1,830             1,969
                                                    ------------        ------------        ------------      ------------

 NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                              4,111               5,210              13,472            16,305
                                                    ------------        ------------        ------------      ------------

 NON-INTEREST INCOME
      Service charges and other fees                         684                 499               1,958             1,502
      Insurance premium income                             1,084                 822               2,911             2,264
      Trust income                                           215                 167                 660               515
      Gain (loss) on sale of:
           Assets acquired through foreclosure                70                 (10)                129               (30)
           Loans                                             562                 509               1,165               748
           Available-for-sale securities                     237                   4               1,379                (7)
      Impairment loss on equity investment                (1,488)                  -              (1,488)                -
      Other                                                  350                 244               1,346               430
                                                    ------------        ------------        ------------      ------------
                Total non-interest income                  1,714               2,235               8,060             5,422
                                                    ------------        ------------        ------------      ------------

 NON-INTEREST EXPENSE
      Salaries and employee benefits                       3,652               2,994              10,399             8,814
      Occupancy costs                                        797                 752               2,453             2,169
      Amortization of intangibles                            255                 296                 772               809
      Data processing costs                                  200                 182                 579               514
      Advertising                                            238                 165                 749               438
      Professional fees                                      345                 434               1,321             1,129
      Federal Home Loan Bank and other charges               240                 260                 702               742
      Other                                                1,226                 920               3,349             2,485
                                                    ------------        ------------        ------------      ------------
                Total non-interest expense                 6,953               6,003              20,324            17,100
                                                    ------------        ------------        ------------      ------------

 Income (loss) before income taxes                        (1,128)              1,442               1,208             4,627
 Income taxes                                                 65                 498                 813             1,612
                                                    ------------        ------------        ------------      ------------

 NET INCOME (LOSS)                                  $     (1,193)       $        944        $        395      $      3,015
                                                    ============        ============        ============      ============

 EARNINGS (LOSS) PER SHARE:
    Basic                                           $      (0.32)       $       0.24        $       0.10      $       0.73
    Diluted                                                (0.30)               0.22                0.10              0.69



See accompanying notes to the unaudited consolidated financial statements.
(1) See Footnote (2) which describes the restatement effects.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                               June 30,                         June 30,
                                                                          As                As             As              As
                                                                      Restated(1)       Restated(1)    Restated(1)     Restated(1)
                                                                    --------------     ------------    -----------     -----------
                                                                         2003              2002           2003            2002
                                                                    --------------     ------------    -----------     -----------
                                                                                            (in thousands)

 Net income (loss)                                                  $       (1,193)    $        944    $       395     $     3,015

 Other comprehensive income (loss), net of tax
     Unrealized losses on securities and on retained
       interest on asset securitization:
     Unrealized holding losses arising during the period                      (155)           3,090          1,352             756
     Less:  Reclassification adjustment for gains (losses)
       included in net income                                                 (145)              (2)          (846)             (4)
                                                                    --------------     ------------    -----------     -----------
     Other comprehensive income (loss)                                         (10)           3,092          2,198             760

 Comprehensive income (loss)                                        $       (1,203)    $      4,036    $     2,593     $     3,775
                                                                    ==============     ============    ===========     ===========






See accompanying notes to the unaudited consolidated financial statements.
(1) See Footnote (2) which describes the restatement effects.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                   As Restated(1)                  As Restated(1)
                                                                                      June 30,                        June 30,
                                                                                        2003                            2002
                                                                                   --------------                  --------------
OPERATING ACTIVITIES
    Net income                                                                     $         395                   $      3,015
    Adjustments to reconcile net income to
       net cash provided by operating activities:
              Provision for loan losses                                                    1,830                          1,969
              Provision for assets acquired
                through foreclosure                                                          208                             90
              Depreciation                                                                 1,063                          1,079
              Amortization of intangibles                                                    772                            809
              Deferred income taxes                                                       (1,597)                         3,325
              ESOP expense                                                                   580                            619
              Stock award expense                                                            392                            373
              Bank-owned life insurance income                                              (446)                             -
              Amortization and accretion on:
                Held to maturity securities                                                   (1)                            (9)
                Available for sale securities                                              4,651                            519
              Amortization of deferred loan fees                                            (724)                          (439)
              (Gain) loss on sale of:
                Assets acquired through foreclosure                                         (129)                            30
                Loans                                                                     (1,165)                        (1,195)
                Available for sale securities                                             (1,379)                             7
                Impairment loss on equity investment                                       1,488
                Disposal of fixed assets                                                      19                              -

   Changes in assets and liabilities:
              Decrease (increase) in accrued interest receivable                             506                            297
              Increase (decrease) in other assets                                         (1,657)                        (5,432)
              Increase (decrease) in accrued interest payable                                 99                            479
              Increase (decrease) in accrued taxes payable                                 2,030                         (2,072)
              Increase in other liabilities                                                  877                          1,289
                                                                                   -------------                   ------------
                    Net cash provided by operating activities                              7,812                          4,753
                                                                                   -------------                   ------------

INVESTING ACTIVITIES
    Investment securities available for sale:
              Proceeds from repayments and maturities                                    128,727                         53,484
              Purchases                                                                 (193,289)                      (160,628)
              Proceeds from sales                                                         93,193                         16,837
    Investment securities held to maturity:
              Proceeds from repayments and maturities                                         98                         14,199
    Increase in loans, net                                                               (40,656)                       (40,461)
    Proceeds from sales of loans                                                          35,105                         62,073
    Purchase of regulatory stock                                                          (1,041)                          (450)
    Purchase of premises and equipment                                                      (864)                        (1,677)
    Proceeds from assets acquired through foreclosure                                        693                            775
    Purchase of bank-owned life insurance                                                      -                        (10,149)
                                                                                   -------------                   ------------
                    Net cash provided for (used for) investing activities          $      21,966                   $    (65,997)
                                                                                   -------------                   ------------

                      NORTHEAST PENNSYLVANIA FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                            Nine Months Ended
                                                                                   As Restated(1)          As Restated(1)
                                                                                      June 30,                June 30,
                                                                                       2003                     2002
                                                                                  ---------------          --------------
FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                           $     (27,647)          $      56,312
     Increase (decrease) in Federal Home Loan Bank
       short-term advances                                                                     -                  (6,000)
     Borrowings of Federal Home Loan Bank
       long-term advances                                                                      -                  10,000
     Repayments of Federal Home Loan Bank
       long-term advances                                                                    (15)                    (15)
     Net increase in advances from borrowers for
       taxes and insurance                                                                   787                     727
     Proceeds from other borrowings                                                            -                   1,599
     Repayment of other borrowings                                                        (2,123)                      -
     Proceeds from issuance of trust-preferred securities                                 15,000                   7,000
     Purchase of treasury stock                                                                -                  (9,087)
     Purchase of stock for stock employee
       compensation trust                                                                 (1,110)                      -
     Stock issued for purchase of Higgins                                                   1000                      85
         Insurance Associates, Inc.                                                         1388                     477
     Exercise of stock options
     Cash dividends                                                                       (1,470)                 (1,461)
                                                                                   -------------           -------------
                  Net cash provided by financing activities                              (16,340)                 59,637
                                                                                   -------------           -------------

                  Increase (decrease) in cash
                    and cash equivalents                                                  13,438                  (1,607)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                                   25,302                   9,060
                                                                                   -------------           -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                $      38,740           $       7,453
                                                                                   =============           =============

SUPPLEMENTAL INFORMATION
     Cash paid during the year for:
         Interest on deposits and borrowings                                       $      19,409           $      21,254
         Income taxes                                                                      1,749                     482
Supplemental disclosures - non-cash and financing information:
     Transfer from loans to assets acquired
       through foreclosure                                                                   866                    1847
     Net change in unrealized gains on securities
       available for sale, net of tax                                                       (506)                    761



See accompanying notes to the unaudited consolidated financial statements.
(1) See Footnote (2) which describes restatement effects.

                     Northeast Pennsylvania Financial Corp.
             Notes to Consolidated Financial Statements (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Northeast Pennsylvania Financial Corp. (the "Company"), through its subsidiaries, provides a wide range of financial products and services to individual, corporate, and municipal customers through offices in Northeastern and Central Pennsylvania. These products are offered through the Banking, Insurance, Investment and Trust lines of business. Such products and services offered through the Company's subsidiary, First Federal Bank (the "Bank"), include checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, real estate loans and home equity loans. The Bank also serves its loan customers through a loan production office located in Monroe County, Pennsylvania. Insurance products, which are offered through the Company's subsidiary, Higgins Insurance Associates, Inc. ("Higgins"), include property and casualty, life, long-term care and employee benefit programs. Investment products are offered through licensed Bank employees, Higgins agents and Smith Barney financial consultants who rent space from the Bank. Trust services, which are offered by the Company's subsidiary Northeast Pennsylvania Trust Co. (the "Trust Co."), include estate management and trustee services. The Company also provides title insurance through Abstractors, Inc., its wholly-owned title agency. The Company and the Bank are subject to the regulations of certain federal regulatory agencies and undergoes periodic examinations by such regulatory authorities. The Trust Co. is subject to state regulation.

Basis of Financial Statements Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

Principles of Consolidation and Presentation

The accompanying financial statements of the Company include the accounts of the Bank, Higgins, Abstractors, Inc., Trust Co., NEP Capital Trust I and NEP Capital Trust II. The Bank, Higgins, Abstractors, Inc. and the Trust Co. are wholly-owned subsidiaries of the Company. NEP Capital Trust I and NEP Capital Trust II are statutory trusts all of the voting securities of which are owned by the Company, which were created under the laws of the state of Delaware in connection with two issuances of trust-preferred securities on April 10 and October 29, 2002, respectively. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform to the current year's presentation.

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

Recent Accounting Developments

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on its earnings, financial condition or equity.

On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 was adopted on October 1, 2001. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon early adoption of this statement, as of October 1, 2001, the carrying amount of the previously recognized unidentifiable intangible asset related to the Schuylkill Savings branch acquisitions that was reclassified to goodwill was $200,000, while the related 2002 amortization expense that was reversed was $81,000, pre-tax. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $10.9 million in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends FASB Statement No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces, "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation."

As permitted, the Company continues to account for stock options with the methodology prescribed by Accounting Principles Board Opinion No. 25; accordingly, no expense is recognized in the Consolidated Statement of Operations. The following table represents the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                              Three Months Ended June 30,            Nine Months Ended June 30,
                                          As Restated (1)    As Restated (1)     As Restated (1)    As Restated (1)
                                               2003               2002                2003               2002
                                         -----------------  -----------------   -----------------  -----------------
                                                        (Dollars in thousands, except per share data)

Net income (loss), as reported:             $     (1,193)      $         944       $         395      $       3,015
Less: proforma expense related
      to stock options                               (44)                  -                (239)              (218)
                                            ------------       -------------       -------------      -------------
Proforma net income (loss)                        (1,237)                944                 156              2,797
                                            ============       =============       =============      =============


Basic net income (loss) per common share:
     As reported                            $      (0.32)      $        0.24       $        0.10      $        0.73
     Pro forma                                     (0.33)               0.23                0.04               0.67
Diluted net income (loss) per common share:
     As reported                            $      (0.30)      $        0.22       $        0.10      $        0.69
     Pro forma                                     (0.31)               0.22                0.04               0.64

(1) See Footnote (2) which describes the restatement effects.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No.
133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously these financial instruments would have been classified entirely as equity, or between the liabilities section and equity section of the statement of financial condition. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this Statement are effective for interim periods beginning after June 15, 2003. Management does not expect the adoption of this statement to have an impact on the Company's consolidated earnings, financial condition, or equity.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have a material effect on the Company's financial position or results of operations.

2.   EFFECTS OF RESTATEMENT

The unaudited consolidated financial statements as presented for the three and nine month periods ended June 30, 2002 and the consolidated statement of financial condition at September 30, 2002 had been restated to reflect the correction of accounting errors for the Company's indirect auto, mortgage and consumer loan portfolios. Such errors were primarily the result of computer coding errors and do not impact any loan customers. These errors were identified during July 2003 and were disclosed in the Form 10-Q for June 30, 2003 as initially filed.

The consolidated financial statements as presented for the three and nine month periods ended June 30, 2003 and the consolidated statement of financial condition at June 30, 2003 and September 30, 2002 have been restated in this amendment to reflect the correction of additional accounting errors related to an adjustment to deferred loan fees, an underaccrual in the Company's health and welfare benefit plans, the write off of improperly deferred advertising and professional fees and the improper recording of a receivable related to the sale of indirect automobile loans in 2002. Such errors resulted in a decrease in interest and fees on loans, an increase in salaries and employee benefits, advertising, professional fees and other expense. These errors were identified in September 2003.

These errors had no material effect on the Company's cash flows for operating, investing or financing activities.

The cumulative effect of these accounting errors reduced the Company's stockholders' equity and aggregate net earnings as follows for the periods presented:

                                          Three months ended     Three months ended     Nine months ended      Nine months ended
                                            June 30, 2003          June 30, 2002          June 30, 2003          June 30, 2002
                                            -------------          -------------          -------------          -------------
                                                                  (in thousands, except per share data)

Net income (loss) prior to restatements     $     (1,104)          $      1,551           $        644           $      4,059
Adjustment for interest and fees on loans,
   net of tax benefit                                  -                   (318)                     -                   (755)
Adjustment for gain on sale of loans,
   net of tax benefit                                  -                   (289)                     -                   (289)
                                            ------------           ------------           ------------           ------------
Net income (loss) after 1st restatement     $     (1,104)          $        944           $        644           $      3,015

Adjustment for salaries and employee
   benefits, net of tax benefit                      (82)                     -                   (236)                     -
Adjustment for advertising, net of tax
   benefit                                            (7)                     -                    (13)                     -
                                            ------------           ------------           ------------           ------------
NET INCOME (LOSS), AS ADJUSTED, BY
  2ND RESTATEMENT                           $     (1,193)          $        944           $        395           $      3,015
                                            ============           ============           ============           ============
EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS prior to restatements             $      (0.29)          $       0.39           $       0.17           $       0.98
Adjustment for interest and fees on loans,
  net of tax benefit                                   -                  (0.08)                     -                  (0.18)
Adjustment for gain on sale of loans,
   net of tax benefit                                  -                  (0.07)                     -                  (0.07)
                                            ------------           ------------           ------------           ------------
Basic EPS, as adjusted by 1st restatement,
   net of tax benefit                       $      (0.29)          $       0.24           $       0.17           $       0.73

Adjustment for salaries and employee
   benefits, net of tax benefit                    (0.02)                     -                  (0.06)                     -
Adjustment for advertising, net of tax
   benefit                                         (0.01)                     -                  (0.01)                     -
                                            ------------           ------------           ------------           ------------
Basic EPS, as adjusted by 2nd restatement,
   net of tax benefit                       $      (0.32)          $       0.24           $       0.10           $       0.73
                                            ============           ============           ============           ============

Diluted EPS prior to restatements           $      (0.28)          $       0.36           $       0.16           $       0.93
Adjustment for interest and fees on loans,
   net of tax benefit                                  -                  (0.07)                     -                  (0.17)
Adjustment for gain on sale of loans,
   net of tax benefit                                  -                  (0.07)                     -                  (0.07)
                                            ------------           ------------           ------------           ------------
Diluted EPS, as adjusted by 1st restatement,
   net of tax benefit                       $      (0.28)          $       0.22           $       0.16           $       0.69

Adjustment for salaries and employee
   benefits, net of tax benefit                    (0.02)                     -                  (0.06)                     -
Adjustment for advertising, net of tax
   benefits                                            -                      -                      -                      -
                                            ------------           ------------           ------------           ------------
Diluted EPS, as adjusted by 2nd restatement,
   net of tax benefit                       $      (0.30)          $       0.22           $       0.10           $       0.69
                                            ============           ============           ============           ============

                                                                         At June 30, 2003           At September 30, 2002
                                                                         ----------------           ---------------------

Stockholders' Equity, prior to restatements                               $     64,462                   $     68,385
   Cumulative effect of interest and fees on loans, net of tax benefit               -                         (2,487)
   Cumulative effect of gain on sale of loans, net of tax benefit                    -                           (204)
                                                                          ------------                   ------------
Stockholders' Equity, as adjusted by 1st restatement                      $     64,462                   $     65,694

   Cumulative effect of interest and fees on loans, net of tax benefit             (20)                           (20)
   Cumluative effect of salaries and employee benefits, net of tax benefit        (479)                          (210)
   Cumluative effect of advertising, net of tax benefit                            (24)                           (45)
   Cumulative effect of professional fees, net of tax benefit                      (26)                           (26)
   Cumulative effect of other expenses, net of tax benefit                        (268)                          (268)
                                                                          ------------                   ------------
Stockholders' Equity, as adjusted by 2nd restatement                      $     63,645                   $     65,125
                                                                          ============                   ============


In addition to the items above, the Company's Consolidated Statement of Financial Condition for June 30, 2003 and September 30, 2002 contained the following cumulative restatements and reclassifications:

                                             Balance        Balance
                                         As Restated    As Reported
                                                June 30, 2003          Change   Description
                                                -------------          ------   -----------
                                                (in thousands)

---------------------------------------------------------------------------------------------------------------------------
Other assets                                $ 12,585       $ 13,318     $(733)  Reclassification of certain prepaid and
                                                                                other assets of ($306) and an improperly
                                                                                recorded receivable related to the
                                                                                automobile loan sale of ($427).
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Other liabilities                              7,980          7,896        84   Net adjustment for  correction of errors on
                                                                                health and welfare benefit plans, advertising
                                                                                and professional fees of $239 and the tax
                                                                                effect of the correction of errors of ($155).
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Retained earnings - substantially             34,338         35,155      (817)  Net adjustments to earnings for correction of
restricted                                                                      errors.
---------------------------------------------------------------------------------------------------------------------------

                                              Balance      Balance
                                          As Restated   As Reported
                                              September 30, 2002         Change   Description
                                              ------------------         ------   -----------
                                               (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net of allowance for loan loss        $489,186      $489,373      $(187)  Carrying value adjusted to reflect changes in
                                                                                 amortization of premiums for purchased consumer
                                                                                 and mortgage loans.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Accrued interest receivable                     4,298         7,632     (3,334)    Correction of error on indirect autos loans.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Other assets                                   15,183         7,759      7,424    Reclassification for accrued/deferred taxes of
                                                                                  ($8,713) and correction of errors in other assets
                                                                                  of $667 and the tax effect of correction of errors
                                                                                  of $622.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Deposits                                      606,412       604,966      1,446    Reclassification of borrowing/deposits
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Other borrowings                                3,184         4,630     (1,446)   Reclassification of deposits/borrowings
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Other liabilities                               9,493         2,330      7,164    Reclassification for accrued taxes of $5,909 and
                                                                                  the correction of errors on health and welfare
                                                                                  benefit plans, advertising and professional fees
                                                                                  of $212 and the tax effect of correction of
                                                                                  errors of $1,043.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Retained earnings-substantially                35,411        38,671     (3,260)  Net adjustments to earnings for correction of error restricted
-----------------------------------------------------------------------------------------------------------------------------------

The Company expects to submit amended Forms 10-Q for the December 2002 and March 2003 quarters as soon as practical.

The attached Table 1.0/Annual describes the cumulative effects of the restatements on net income and earnings per share for each of the prior fiscal years.

The attached Table 1.0/Quarterly describes the cumulative effects of the restatements on net income, earnings per share and stockholders' equity for each of the prior quarters, where material.

Table 1.0/Annual

                                                                   Twelve months ended   Twelve months ended    Twelve months ended
                                                                    September 30, 2002    September 30, 2001     September 30, 2000
                                                                    ------------------    ------------------     ------------------
Net income (loss) prior to restatements                             $            4,498    $            4,807     $            3,936

Adjustment for interest and fees on loans, net of tax benefit                   (1,029)                 (605)                  (389)

Adjustment for gain on sale of loans, net of tax benefit                          (204)                    -                      -
                                                                    ------------------    ------------------     ------------------

Net income (loss) after 1st restatement                                          3,265                 4,202                  3,547

Adjustment for interest and fees on loans, net of tax benefit                      (20)                    -                      -
Adjustment for salaries and employee benefits, net of
   tax benefit                                                                    (210)                    -                      -
Adjustment for advertising, net of tax benefit                                     (45)                    -                      -
Adjustment for professional fees, net of tax benefit                               (26)                    -                      -
Adjustment for other expense, net of tax benefit                                  (268)                    -                      -
                                                                    ------------------    ------------------     ------------------
NET INCOME (LOSS), AS ADJUSTED, AFTER 2ND  RESTATEMENT              $            2,696    $            4,202     $            3,547
                                                                    ==================    ==================     ==================
EARNINGS (LOSS) PER SHARE (EPS)
Basic EPS prior to restatements                                     $             1.11    $             1.03     $             0.84

   Adjustment for interest and fees on loans, net of tax benefit                 (0.25)                (0.13)                 (0.08)

   Adjustment for gains on sale of loans, net of tax benefit                     (0.05)                    -                      -
                                                                    ------------------    ------------------     ------------------
   Basic EPS after 1st restatement                                  $             0.81                  0.90                   0.76
   Adjustment for interest and fees on loans, net of tax benefit                     -                     -                      -
   Adjustment for salaries and employee benefits, net of
      tax benefit                                                                (0.05)                    -                      -
   Adjustment for advertising, net of tax benefit                                (0.02)                    -                      -
   Adjustment for professional fees, net of tax benefit                              -                     -                      -
   Adjustment for other expense, net of tax benefit                              (0.07)                    -                      -
                                                                     ------------------    ------------------     ------------------
Basic EPS, as adjusted, net of tax benefit, after 2nd restatement   $             0.67    $             0.90     $             0.76
                                                                    ==================    ==================     ==================
Diluted EPS prior to restatements                                   $             1.05    $             1.02     $             0.81

   Adjustment for interest and fees on loans, net of tax benefit                 (0.24)                (0.13)                 (0.08)

   Adjustment for gain on sale of loans, net of tax benefit                      (0.05)                    -                      -
                                                                    ------------------    ------------------     ------------------
   Diluted EPS after 1st restatement                                              0.76                  0.89                   0.73
   Adjustment for interest and fees on loans, net of tax benefit                     -                     -                      -
   Adjustment for salaries and employee benefits, net of
      tax benefit                                                                (0.05)                    -                      -
   Adjustment for advertising, net of tax benefit                                (0.01)                    -                      -
   Adjustment for professional fees, net of tax benefit                              -                     -                      -
   Adjustment for other expense, net of tax benefit                              (0.07)                    -                      -
                                                                    ------------------    ------------------     ------------------
Diluted EPS, as adjusted, net of tax benefit, after 2nd restatement $             0.63    $             0.89     $             0.73
                                                                    ==================    ==================     ==================

                                                                   Twelve months ended    Twelve months ended
                                                                    September 30, 1999     September 30, 1998
                                                                    ------------------     ------------------
Net income (loss) prior to restatements                             $            4,565     $              (47)

Adjustment for interest and fees on loans, net of tax benefit                     (321)                  (142)

Adjustment for gain on sale of loans, net of tax benefit                             -                      -
                                                                    ------------------     ------------------

Net income (loss) after 1st restatement                                          4,244                   (189)

Adjustment for interest and fees on loans, net of tax benefit                        -                      -
Adjustment for salaries and employee benefits, net of                                -                      -
   tax benefit                                                                       -                      -
Adjustment for advertising, net of tax benefit                                       -                      -
Adjustment for professional fees, net of tax benefit                                 -                      -
Adjustment for other expense, net of tax benefit                                     -                      -
                                                                    ------------------     ------------------

NET INCOME (LOSS), AS ADJUSTED, AFTER 2ND  RESTATEMENT              $            4,244     $             (189)
                                                                    ==================     ==================

EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS prior to restatements                                     $             0.84     $             (.20)

   Adjustment for interest and fees on loans, net of tax benefit                 (0.06)                 (0.02)

   Adjustment for gains on sale of loans, net of tax benefit                         -                      -
                                                                    ------------------     ------------------

   Basic EPS after 1st restatement                                                0.78                  (0.22)

Adjustment for interest and fees on loans, net of tax benefit                        -                      -
Adjustment for salaries and employee benefits, net of                                -                      -
   tax benefit                                                                       -                      -
Adjustment for advertising, net of tax benefit                                       -                      -
Adjustment for professional fees, net of tax benefit                                 -                      -
Adjustment for other expense, net of tax benefit                                     -                      -
                                                                    ------------------     ------------------

Basic EPS, as adjusted, net of tax benefit, after 2nd restatement   $             0.78     $            (0.22)
                                                                    ==================     ==================

Diluted EPS prior to restatements                                   $             0.80     $            (0.20)

   Adjustment for interest and fees on loans, net of tax benefit                 (0.06)                 (0.02)

   Adjustment for gain on sale of loans, net of tax benefit                          -                      -
                                                                    ------------------     ------------------

   Diluted EPS after 1st restatement                                              0.74                  (0.22)

Adjustment for interest and fees on loans, net of tax benefit                        -                      -
Adjustment for salaries and employee benefits, net of                                -                      -
   tax benefit                                                                       -                      -
Adjustment for advertising, net of tax benefit                                       -                      -
Adjustment for professional fees, net of tax benefit                                 -                      -
Adjustment for other expense, net of tax benefit                                     -                      -
                                                                    ------------------     ------------------

Diluted EPS, as adjusted, net of tax benefit, after 2nd restatement $             0.74     $            (0.22)
                                                                    ==================     ==================

Table 1.0/Quarterly

                                 Three months ended  Three months ended  Three months ended  Three months ended  Three months ended
                                      June 30, 2003      March 31, 2003   December 31, 2002  September 30, 2002       June 30, 2002
                                      -------------      --------------   -----------------  ------------------       -------------
Net Income (loss) prior to restatements      (1,104)              1,289                 943                 439               1,551
Adustment for interest and fees on
   loans, net of tax benefit                      -                (302)               (292)               (275)               (318)
Adjustment for gain on sale of loans,
   net of tax benefit                             -                  44                  66                  85                (289)
                                        --------------------------------------------------------------------------------------------

Net income (loss) after 1st restatement      (1,104)              1,031                 717                 249                 944

Adjustment for interest and fees on
   loans, net of tax benefit                      -                   -                   -                 (20)                  -
Adjustment for salaries and employee
   benefits, net of tax benefit                (100)               (122)                (48)               (210)                  -
Adjustment for advertising, net of
   tax benefit                                   11                  11                   -                 (45)                  -
Adjustment for professional fees,
   net of tax benefit                             -                   -                   -                 (26)                  -
Adjustment for other expense, net of
   tax benefit                                    -                   -                   -                (268)                  -
                                        --------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS ADJUSTED, AFTER
   2nd RESTATEMENT                           (1,193)                920                 669                (320)                944
                                        ============================================================================================

EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS prior to restatements               (0.29)               0.34                0.25                0.12                0.39
     Adjustment for interest and fees
        on loans, net of tax benefit              -               (0.08)              (0.08)              (0.08)              (0.08)
     Adjustment for gain on sale of
        loans, net of tax benefit                 -                0.02                0.02                0.02               (0.07)
                                        --------------------------------------------------------------------------------------------

Basic EPS after 1st restatement               (0.29)               0.28                0.19                0.06                0.24

     Adjustment for interest and fees
       on loans, net of tax benefit               -                   -                   -                   -                   -
     Adjustment for salaries and
       employee benefits, net of
       tax benefit                            (0.03)              (0.04)              (0.01)              (0.05)                  -
     Adjustment for advertising, net
       of tax benefit                             -                   -                   -               (0.01)                  -
     Adjustment for professional fees,
       net of tax benefit                         -                   -                   -               (0.01)                  -
     Adjustment for other expense,
       net of tax benefit                         -                   -                   -               (0.07)                  -
                                        --------------------------------------------------------------------------------------------

Basic EPS, as adjusted, net of tax
   benefit after 2nd restatement              (0.32)               0.24                0.18               (0.08)               0.24
                                        ============================================================================================


Diluted EPS prior to restatement              (0.28)               0.33                0.24                0.11                0.36
     Adjustment for interest and fees
        on loans, net of tax benefit              -               (0.08)              (0.07)              (0.07)              (0.07)
     Adjustment for gain on sale of
        loans, net of tax benefit                 -                0.01                0.01                0.01               (0.07)
                                        --------------------------------------------------------------------------------------------

Diluted EPS after 1st restatement             (0.28)               0.26                0.18                0.05                0.22

     Adjustment for interest and fees
       on loans, net of tax benefit               -                   -                   -                   -                   -
     Adjustment for salaries and
       employee benefits, net of
       tax benefit                            (0.02)              (0.03)              (0.01)              (0.05)                  -
     Adjustment for advertising, net
       of tax benefit                             -                   -                   -                   -                   -
     Adjustment for professional fees,
       net of tax benefit                         -                   -                   -               (0.06)                  -
     Adjustment for other expense,
       net of tax benefit                         -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------
Diluted EPS, as adjusted, net of tax
   benefit after 2nd restatement              (0.30)               0.23                0.17               (0.06)               0.22
                                        ============================================================================================

                                 Three months ended  Three months ended  Three months ended  Three months ended  Three months ended
                                     March 31, 2002   December 31, 2001  September 30, 2001       June 30, 2001       March 31,2001
                                     --------------   -----------------  ------------------       -------------       -------------
Net Income (loss) prior to restatements       1,230               1,278               1,237               1,256               1,023
Adustment for interest and fees on
   loans, net of tax benefit                   (226)               (211)               (180)               (160)               (135)
Adjustment for gain on sale of loans,
   net of tax benefit                             -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------

Net income (loss) after 1st restatement       1,004               1,067               1,057               1,096                 888

Adjustment for interest and fees on
   loans, net of tax benefit                      -                   -                   -                   -                   -
Adjustment for salaries and employee
   benefits, net of tax benefit                   -                   -                   -                   -                   -
Adjustment for advertising, net of
   tax benefit                                    -                   -                   -                   -                   -
Adjustment for professional fees, net of
   tax benefit                                    -                   -                   -                   -                   -
Adjustment for other expense, net of
   tax benefit                                    -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS ADJUSTED, AFTER
   2nd RESTATEMENT                            1,004               1,067               1,057               1,096                 888
                                        ============================================================================================

EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS prior to restatements                0.31                0.29                0.27                0.27                0.21
     Adjustment for interest and fees
        on loans, net of tax benefit          (0.06)              (0.05)              (0.04)              (0.03)              (0.03)
     Adjustment for gain on sale of loans,
        net of tax benefit                        -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------

Basic EPS after 1st restatement                0.25                0.24                0.23                0.24                0.18

     Adjustment for interest and fees
       on loans, net of tax benefit               -                   -                   -                   -                   -
     Adjustment for salaries and
       employee benefits, net of
       tax benefit                                -                   -                   -                   -                   -
     Adjustment for advertising, net of
       tax benefit                                -                   -                   -                   -                   -
     Adjustment for professional fees,
       net of tax benefit                         -                   -                   -                   -                   -
     Adjustment for other expense,
       net of tax benefit                         -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------
Basic EPS, as adjusted, net of tax
   benefit after 2nd restatement               0.25                0.24                0.23                0.24                0.18
                                        ============================================================================================

Diluted EPS prior to restatement               0.29                0.28                0.26                0.26                0.21
     Adjustment for interest and fees
        on loans, net of tax benefit          (0.05)              (0.05)              (0.04)              (0.03)              (0.03)
     Adjustment for gain on sale of
        loans, net of tax benefit                 -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------

Diluted EPS after 1st restatement              0.24                0.23                0.22                0.23                0.18

     Adjustment for interest and fees
       on loans, net of tax benefit               -                   -                   -                   -                   -
     Adjustment for salaries and
       employee benefits, net of
       tax benefit                                -                   -                   -                   -                   -
     Adjustment for advertising, net of
       tax benefit                                -                   -                   -                   -                   -
     Adjustment for professional fees,
       net of tax benefit                         -                   -                   -                   -                   -
     Adjustment for other expense,
       net of tax benefit                         -                   -                   -                   -                   -

                                        --------------------------------------------------------------------------------------------
Diluted EPS, as adjusted, net of tax
   benefit after 2nd restatement               0.24                0.23                0.22                0.23                0.18
                                        ============================================================================================

                                 Three months ended  Three months ended  Three months ended  Three months ended  Three months ended
                                  December 31, 2000  September 30, 2000       June 30, 2000      March 31, 2000   December 31, 1999
                                  -----------------  ------------------       -------------      --------------   -----------------
Net Income (loss) prior to restatements       1,291                 515               1,176               1,099               1,146
Adustment for interest and fees on
   loans, net of tax benefit                   (130)               (117)                (99)                (92)                (81)
Adjustment for gain on sale of loans,
   net of tax benefit                             -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------

Net income (loss) after 1st restatement       1,161                 398               1,077               1,007               1,065

Adjustment for interest and fees on
   loans, net of tax benefit                      -                   -                   -                   -                   -
Adjustment for salaries and employee
   benefits, net of tax benefit                   -                   -                   -                   -                   -
Adjustment for advertising, net of
   tax benefit                                    -                   -                   -                   -                   -
Adjustment for professional fees, net of
   tax benefit                                    -                   -                   -                   -                   -
Adjustment for other expense, net of
   tax benefit                                    -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS ADJUSTED, AFTER
   2nd RESTATEMENT                            1,161                 398               1,077               1,007               1,065
                                        ============================================================================================

EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS prior to restatements                0.28                0.11                0.25                0.23                0.22
     Adjustment for interest and fees
        on loans, net of tax benefit          (0.03)              (0.03)              (0.02)              (0.02)              (0.01)
     Adjustment for gain on sale of
        loans, net of tax benefit                 -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------

Basic EPS after 1st restatement                0.25                0.08                0.23                0.21                0.21

     Adjustment for interest and fees
       on loans, net of tax benefit               -                   -                   -                   -                   -
     Adjustment for salaries and employee
       benefits, net of tax benefit               -                   -                   -                   -                   -
     Adjustment for advertising, net of
       tax benefit                                -                   -                   -                   -                   -
     Adjustment for fees, net of
       tax benefit                                -                   -                   -                   -                   -
     Adjustment for other expense,
       net of tax benefit                         -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------
Basic EPS, as adjusted, net of tax
   benefit after 2nd restatement               0.25                0.08                0.23                0.21                0.21
                                        ============================================================================================


Diluted EPS prior to restatement               0.27                0.11                0.24                0.22                0.22
     Adjustment for interest and fees
        on loans, net of tax benefit          (0.03)              (0.03)              (0.02)              (0.02)              (0.02)
     Adjustment for gain on sale of
        loans, net of tax benefit                 -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------

Diluted EPS after 1st restatement              0.24                0.08                0.22                0.20                0.20

     Adjustment for interest and fees
       on loans, net of tax benefit               -                   -                   -                   -                   -
     Adjustment for salaries and employee
       benefits, net of tax benefit               -                   -                   -                   -                   -
     Adjustment for advertising, net of
       tax benefit                                -                   -                   -                   -                   -
     Adjustment for fees, net of
       tax benefit                                -                   -                   -                   -                   -
     Adjustment for other expense,
       net of tax benefit                         -                   -                   -                   -                   -
                                        --------------------------------------------------------------------------------------------
Diluted EPS, as adjusted, net of tax
   benefit after 2nd restatement               0.24                0.08                0.22                0.20                0.20
                                        ============================================================================================

                                  At June 30, 2003  At March 31, 2003  At December 31, 2002  At September 30, 2002  At June 30, 2002
                                  ----------------  -----------------  --------------------  ---------------------  ----------------
Stockholders' Equity, prior to
  restatements                      $       64,462    $        67,326    $           68,320    $            68,385    $      71,663

Cumulative effect interest and
  fees on loans, net of tax
  benefit                                        -             (3,081)               (2,779)                (2,487)          (2,212)
Cumulative effect gain on sale
  of loans, net of tax
  benefit                                        -                (94)                 (138)                  (204)            (289)
                                    -----------------------------------------------------------------------------------------------
Stockholders' Equity, as
  adjusted after 1st restatement            64,462             64,151                65,403                 65,694           69,162
Cumulative effect on interest and
  fees on loans, net of tax benefit            (20)               (20)                  (20)                   (20)               -
Cumulative effect of salaries and
  employee benefits, net of tax
  benefit                                     (480)              (380)                 (258)                  (210)               -
Cumulative effect of advertising,
  net of tax benefit                           (23)               (34)                  (45)                   (45)               -
Cumulative effect of professional
  fees, net of tax benefit                     (26)               (26)                  (26)                   (26)               -
Cumulative effect of other
  expense, net of tax benefit                 (268)              (268)                 (268)                  (268)               -
                                    -----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY, AS
  ADJUSTED AFTER 2ND
  RESTATEMENT                       $       63,645    $        63,423    $           64,786    $            65,125    $      69,162
                                    ===============================================================================================

Note:  The quarterly amounts for periods prior to 1999 are immaterial.

                                 At March 31, 2002   At December 31, 2001  At September 30, 2001   At June 30,2001 At March 31, 2001
                                 -----------------   --------------------  ---------------------   --------------- -----------------
Stockholders' Equity, prior to
  restatements                      $       67,258    $            74,204    $           75,837      $       74,701   $      78,675

Cumulative effect interest and
  fees on loans, net of tax
  benefit                                   (1,894)                (1,668)               (1,457)             (1,277)         (1,117)

Cumulative effect gain on sale
  of loas, net of tax
  benefit                                        -                      -                     -                   -               -
                                    -----------------------------------------------------------------------------------------------
Stockholders' Equity, as
  adjusted after 1st restatement            65,364                 72,536                74,380              73,424          77,558
Cumulative effect on interest and
  fees on loans, net of tax benefit              -                      -                     -                   -               -
Cumulative effect of salaries and
  employee benefits, net of tax
  benefit                                        -                      -                     -                   -               -
Cumulative effect of advertising,
  net of tax benefit                             -                      -                     -                   -               -
Cumulative effect of professional
  fees, net of tax benefit                       -                      -                     -                   -               -
Cumulative effect of other
  expense, net of tax benefit                    -                      -                     -                   -               -
                                    -----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY, AS
  ADJUSTED AFTER 2ND
  RESTATEMENT                       $       65,364    $            72,536    $           74,380      $       73,424   $      77,558
                                    ===============================================================================================

                              At December31,2000  At September 30, 2000  At June 30, 2000   At March 31, 2000   At December 31, 1999
                              ------------------  ---------------------  ----------------   -----------------   --------------------
Stockholders' Equity, prior to
  restatements                      $     73,769    $          72,975    $        71,105      $       71,535     $           72,893
Cumulative effect interest and
  fees on loans, net of tax
  benefit                                   (982)                (852)              (735)               (636)                  (544)
Cumulative effect gain on sale
  of loans, net of tax
  benefit                                      -                    -                  -                   -                      -
                                    ------------------------------------------------------------------------------------------------
Stockholders' Equity, as
  adjusted after 1st restatement          72,787               72,123             70,370              70,899                 72,349
Cumulative effect on interest and
  fees on loans, net of tax benefit            -                    -                  -                   -                      -
Cumulative effect of salaries and
  employee benefits, net of tax
  benefit                                      -                    -                  -                   -                      -
Cumulative effect of advertising,
  net of tax benefit                           -                    -                  -                   -                      -
Cumulative effect of professional
  fees, net of tax benefit                     -                    -                  -                   -                      -
Cumulative effect of other
  expense, net of tax benefit                  -                    -                  -                   -                      -
                                    ------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY, AS
  ADJUSTED AFTER 2ND
  RESTATEMENT                       $     72,787    $          72,123    $        70,370      $       70,899     $           72,349
                                    ================================================================================================

3. EARNINGS PER SHARE

Earnings (loss) per share ("EPS"), basic and diluted, were $(0.31) and $(0.30), respectively, for the three months ended June 30, 2003 compared to $0.23 and $0.22, respectively, for the three months ended June 30, 2002. EPS, basic and diluted, were $0.10 and $0.10, respectively, for the nine months ended June 30, 2003 compared to $0.73 and $0.69, respectively, for the nine months ended June 30, 2002.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                        Three Months Ended                   Nine Months Ended
                                                             June 30,                            June 30,
                                                As Restated(1)      As Restated(1)  As Restated(1)     As Restated(1)
                                                    2003                2002             2003              2002
                                                --------------      -------------   --------------    --------------
                                                              (Dollars in thousands, except per share data)
Net income (loss)                                $    (1,193)        $       944     $        395      $      3,015
                                                 ===========         ===========     ============      ============

Weighted-average common shares
  outstanding                                      6,427,350           6,427,350        6,427,350         6,427,350

Average treasury stock shares                     (2,250,756)         (1,998,188)      (2,253,695)       (1,851,705)

Average common stock acquired by stock
  benefit plans:
    Stock employee compensation trust               (108,769)             (6,259)         (87,499)           (6,259)
    Stock awards unallocated, net                    (75,636)           (117,414)         (75,636)         (117,814)
    ESOP shares unallocated, net                    (237,808)           (289,228)        (250,663)         (302,083)
                                                 -----------         -----------     ------------      ------------

Weighted-average common shares used
  to calculate basic earnings per share            3,754,381           4,016,261        3,759,857         4,149,489

Dilutive effect of stock awards                        9,777              26,084           11,317            26,366

Dilutive effect of outstanding
  stock options                                      169,977             213,385          169,977           202,786
                                                 -----------         -----------     ------------      ------------

Weighted-average common shares used
  to calculate diluted earnings per share          3,934,135           4,255,730        3,941,151         4,378,641
                                                 ===========         ===========     ============      ============

Earnings (loss) per share-basic                  $     (0.32)        $      0.24     $       0.10      $       0.73
Earnings (loss) per share-diluted                $     (0.30)        $      0.22     $       0.10      $       0.69

(1) See Footnote 2 which describes restatement effects.

Diluted earnings (loss) per share include the dilutive effect of the Company's weighted-average stock options/awards outstanding using the Treasury Stock method. The Company had anti-dilutive common stock options outstanding of 10,485 and 8,100 for the three months ended June 30, 2003 and 2002, respectively, and 10,485 and 9,650 for the nine months ended June 30, 2003 and 2002, respectively. These options are not included in the calculation of diluted earnings per share for the periods presented.

4. INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                                                       June 30, 2003
                                            -------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross             Gross              Estimated
                                            Amortized          Unrealized        Unrealized             Market
Available-for-sale securities:                 Cost              Gains             Losses               Value
                                            ---------          ----------        ----------           ---------
     U.S. Government agency
        securities                        $     28,186        $       489         $       -          $   28,675
     Municipal securities                       14,981                240                 -              15,221
     Corporate securities                       38,899              2,109                 -              41,008
     Trust Preferred securities                 12,762                674              (389)             13,047
     Mortgage-backed securities                176,398              1,910              (265)            178,043
                                          ------------        -----------         ---------          ----------
         Total debt securities                 271,226              5,422              (654)            275,994
                                          ------------        -----------         ---------          ----------

     FHLB Stock                                 11,693                  -                 -              11,693
     Freddie Mac stock                           2,241                134              (580)              1,795
     Fannie Mae stock                            6,000                189               (65)              6,124
     Other equity securities                       284                148               (58)                374
                                          ------------        -----------         ---------          ----------
         Total equity securities                20,218                471              (703)             19,986
                                          ------------        -----------         ---------          ----------

              Total                       $    291,444        $     5,893         $  (1,357)         $  295,980
                                          ============        ===========         =========          ==========

                                                                       June 30, 2003
                                            -------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross             Gross              Estimated
                                            Amortized          Unrealized        Unrealized             Market
Held-to-maturity securities:                   Cost              Gains             Losses               Value
                                            ---------          ----------        ----------           ---------
     Municipal securities                 $      3,555        $        69         $       -          $    3,624
                                          ------------        -----------         ---------          ----------
              Total                       $      3,555        $        69         $       -          $    3,624
                                          ============        ===========         =========          ==========


                                                                     September 30, 2002
                                            -------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross             Gross              Estimated
                                            Amortized          Unrealized        Unrealized             Market
Available-for-sale securities:                 Cost              Gains             Losses               Value
                                            ---------          ----------        ----------           ---------

     U.S. Government agency
        securities                        $     24,032        $       414         $       -          $   24,446
     Municipal securities                       16,247                197                 -              16,444
     Corporate securities                       32,545              1,442               (18)             33,969
     Trust Preferred securities                 12,604                336              (511)             12,429
     Mortgage-backed securities                221,383              4,047              (143)            225,287
                                          ------------        -----------         ---------          ----------
         Total debt securities                 306,811              6,436              (672)            312,575
                                          ------------        -----------         ---------          ----------

     FHLB Stock                                 10,971                  -                 -              10,971
     Freddie Mac stock                           2,241                151              (324)              2,068
     Fannie Mae stock                            2,000                100              (108)              1,992
     Other equity securities                       284                 24               (28)                280
                                          ------------        -----------         ---------          ----------
         Total equity securities                15,496                275              (460)             15,311
                                          ------------        -----------         ---------          ----------
              Total                       $    322,307        $     6,711         $  (1,132)         $  327,886
                                          ============        ===========         =========          ==========


                                                                     September 30, 2002
                                            -------------------------------------------------------------------
                                                                       (in thousands)
                                                                 Gross             Gross              Estimated
                                            Amortized          Unrealized        Unrealized             Market
Held-to-maturity securities:                   Cost              Gains             Losses               Value
                                            ---------          ----------        ----------           ---------
     Municipal securities                 $      3,553        $        55         $       -          $    3,608
     Certificates of deposit                        99                  -                 -                  99
                                          ------------        -----------         ---------          ----------
              Total                       $      3,652        $        55         $       -          $    3,707
                                          ============        ===========         =========          ==========

5. LOANS

Loans consists of the following:

                                                                         As Restated
                                                         June 30,       September 30,
                                                           2003             2002
                                                       -----------      -------------
                                                               (in thousands)
Real Estate Loans:
  One-to four-family                                   $   159,354      $     198,225
  Multi-family and commercial                               71,009             75,912
  Construction                                              17,275              7,157
                                                       -----------      -------------
    Total real estate loans                                247,638            281,294
                                                       -----------      -------------

Consumer Loans:
  Home equity loans and lines of credit                     74,760             79,167
  Automobile                                               122,315             80,016
  Unsecured lines of credit                                  3,073              2,297
  Other                                                      9,572             10,376
                                                       -----------      -------------
    Total consumer loans                                   209,720            171,856
                                                       -----------      -------------

Commercial Loans                                            43,895             43,014
                                                       -----------      -------------
    Total loans                                            501,253            496,164

Less:
  Deferred loan fees, net                                    1,575              1,529
  Allowance for loan losses                                  5,748              5,449
                                                       -----------      -------------
          Net loans                                    $   493,930      $     489,186
                                                       ===========      =============

The activity in the allowance for loan losses is as follows (in thousands):

                                                           Nine Months                            Nine Months
                                                              Ended            Year Ended            Ended
                                                             June 30,        September 30,         June 30,
                                                               2003               2002               2002
                                                           -----------       -------------        -----------
                                                                             (in thousands)
Balance, Beginning of Period                               $     5,449          $   4,497         $     4,497
Add:
     Provisions charged to operations                            1,830              3,001               2,204
     Sale of indirect automobile loans                               -               (235)               (235)
     Recoveries                                                    320                179                 104
Less: loans charged off                                          1,851              1,993               1,686
                                                           -----------          ---------         -----------
Balance, End of Period                                     $     5,748          $   5,449         $     4,884
                                                           ===========          =========         ===========

6. ASSET SECURITIZATION

In June 2002, the Bank sold $50.0 million in automobile loan receivables through a securitization transaction. In the transaction, automobile loan receivables were transferred to an independent trust (the "Trust") that issued certificates representing ownership interests in the Trust, primarily to institutional investors. Although the Bank continues to service the underlying accounts and maintain the customer relationships, this transaction is treated as a sale for financial reporting purposes to the extent of the investors' interest in the Trust. Accordingly, the receivables associated with the investors' interests are not reflected on the Statement of Financial Condition. In connection with this transaction, the Bank enhanced the credit protection of the certificate holders by funding a cash reserve account.

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

The key assumptions used in measuring the fair value of the retained interest-only strip and cash collateral account for the transaction is shown in the following table:

                                                                                                        June 30,
                                                                                    June 30,              2002
                                                                                      2003            As Restated
                                                                                    --------          -----------
Retained interest
     Average annual repayment rate                                                     1.5%                1.5%
     Average annual expected default rate                                              1.5                 1.5
     Discount rate                                                                    10.0                10.0
     Weighted average remaining life of underlying automobile loans
         (in months)                                                                    37                  48

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


As of June 30, 2003, the weighted-average remaining life of the underlying automobile loans in the Trust was 37 months. The terms of the transaction included provisions related to the performance of the underlying receivables and other specific conditions that could result in an early payout of invested amounts to the certificate holders.

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

7. DEPOSITS

Deposits consist of the following major classifications:

                                                June 30, 2003                           September 30, 2002
                                         ----------------------------               ---------------------------
                                                              Percent                                  Percent
                                           Amount            of Total                Amount            of Total
                                         ----------          --------               ---------          --------
                                                                     (in thousands)
Noninterest-bearing                      $   34,668              5.99%              $  32,428              5.35%
                                         ----------            ------               ---------            ------
Interest-bearing:
     Savings                                 99,878             17.26                  95,779             15.78
     NOW accounts                            93,266             16.11                  78,684             12.98
     Money market                           103,333             17.85                 100,274             16.54
                                         ----------            ------               ---------            ------
                                            296,477             51.22                 274,737             45.30
                                         ----------            ------               ---------            ------

Certificates of deposit greater
  than $100,000:                             45,679              7.90                  71,379             11.77
Certificates of deposit less
  than $100,000:                            201,941             34.89                 227,868             37.58
                                         ----------            ------               ---------            ------
                                            247,620             42.79                 299,247             49.35
                                         ----------            ------               ---------            ------
               Total                     $  578,765            100.00%              $ 606,412            100.00%
                                         ==========            ======               =========            ======

8. FEDERAL HOME LOAN BANK ADVANCES

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh ("FHLB"), the Bank maintains otherwise unencumbered qualifying assets (principally one-to four-family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank's FHLB stock is also pledged to secure these advances. At June 30, 2003 and September 30, 2002, such advances mature as follows:


                                                                   June 30,
                                           Weighted                  2003
      Due by June 30,                    Average Rate           (in thousands)
      ---------------                    ------------           --------------

            2004                             5.60%                $   59,000
            2005                             6.34                     52,000
            2006                             5.33                     42,000
            2007                             5.05                      5,086
            2008                                -                          -
         Thereafter                          5.29                     50,320
                                           ------                 ----------
Total FHLB advances                          5.64%                $  208,406
                                           ======                 ==========

                                                                September 30,
                                           Weighted                  2002
    Due by September 30,                 Average Rate           (in thousands)
    --------------------                 ------------           --------------

            2003                                -%                $        -
            2004                             5.60                     59,000
            2005                             6.34                     52,000
            2006                             5.33                     42,000
            2007                             5.05                      5,089
         Thereafter                          5.29                     50,332
                                           ------                 ----------
Total FHLB advances                          5.64%                $  208,421
                                           ======                 ==========

9. TRUST PREFERRED SECURITIES

On March 25, 2002, the Company sponsored the creation of NEP Capital Trust I, a Delaware statutory business trust. The Company is the owner of all of the common securities of the Trust. On April 10, 2002, the Trust issued $7.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $217,000 payment for the Trust's common securities, were used to acquire $7.2 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11% is effective through April 11, 2007. The Company has, through the Trust agreement establishing the Trust, a Guarantee Agreement, the Debentures and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust's obligations under the capital securities.

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

On October 15, 2002, the Company sponsored the creation of NEP Capital Trust II, a Delaware statutory business trust. The Company is the owner of all of the common securities of the Trust. On October 29, 2002, the Trust issued $15.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $464,000 payment for the Trust's common securities, were used to acquire $15.5 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust quarterly at 3.45% over the three-month LIBOR, with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The Company has, through the Trust agreement establishing the Trust, a Guarantee Agreement, the Debentures and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the trust's obligations under the capital securities.

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

A summary of the trust securities issued and outstanding at June 30, 2003 is as follows:

                                 Amount
                             Outstanding at                   Prepayment                            Distribution
                                June 30,                        Option                                Payment
Name                              2003           Rate            Date              Maturity          Frequency
--------------------         -------------      ------        ----------           --------         ------------
NEP Capital Trust I          $   7,000,000       5.32%        4/22/2007            4/22/2032       Semi-annually
NEP Capital Trust II         $  15,000,000       4.79%         8/7/2007            11/7/2032         Quarterly

10. GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill and other intangible assets is as follows:

                                                                                 At June 30, 2003
                                                               --------------------------------------------------
                                                                 Gross                                      Net
                                                                Carrying           Accumulated           Carrying
     Goodwill                                                    Amount            Amortization           Amount
     ----------------------------------                        --------------------------------------------------
                                                                                  (in thousands)
     Acquisition of:
       Abstractors                                             $     248            $    (160)          $     88
       Security Savings Association of Hazleton                      571                  (28)               543
       Higgins Insurance Associates, Inc.                          2,919                  (95)             2,824
       Schuylkill Savings and Loan Association                       200                    -                200
                                                               ---------            ---------           --------
     Total goodwill                                            $   3,938            $    (283)             3,655
                                                               =========            =========           ========

                                                                 Gross                                      Net
                                                                Carrying           Accumulated           Carrying
     Other Intangible Assets                                     Amount            Amortization           Amount
     ----------------------------------                        --------------------------------------------------
                                                                                  (in thousands)
     Amortizing:
       Omega core deposit intangible                           $   1,537            $    (918)          $    619
       Security Savings Association of Hazleton
         core deposit intangible                                   9,086               (1,933)             7,153
       Schuylkill Savings and Loan Association
         core deposit intangible                                     255                  (43)               212
       Other intangibles                                             929                 (184)               745

     Nonamortizing intangible assets
       Other intangible assets                                        75                    -                 75
                                                               ---------            ---------           --------
     Total other intangible assets                             $  11,882            $  (3,078)          $  8,804
                                                               =========            =========           ========


Nonamortizing intangible assets consist of title plant of $75,000 at June 30, 2003 and 2002.

Amortization expense of other amortizing intangible assets for the three and nine months ended June 30, 2003 and June 30, 2002 is as follows:

                                             For the Three Months Ended             For the Nine Months Ended
                                                      June 30,                               June 30,
                                               2003              2002                2003               2002
                                             ----------------------------------------------------------------
                                                                   (Dollars in thousands)
     Core deposit intangibles                $  204            $  230              $  619             $  708
     Other amortizing intangibles                51                66                 153                101
                                             ------            ------              ------             ------
     Total amortizing intangibles            $  255            $  296              $  772             $  809
                                             ======            ======              ======             ======

The estimated amortization expense of amortizing intangible assets for each of the five succeeding fiscal years is as follows:

                                                                  Core               Other              Total
                                                                 Deposit           Amortizing         Amortizing
                                                               Intangibles         Intangibles        Intangibles
                                                               --------------------------------------------------
                                                                                 (in thousands)
     Estimated Annual Amortization Expense
     ----------------------------------------
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

Intangible assets acquired during the nine months ended June 30, 2003 are as follows:

                                                                                        Weighted
                                                                                         Average
                                                                                      Amortization
                                                  Amount             Residual            Period
                                                 Assigned              Value            in Years
                                                -----------------------------------------------------
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

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-Q includes certain forward-looking statements based on current management expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Reform Act of 1995 and is including this statement for purposes of such safe harbor provisions. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake - and specifically disclaims any obligation - to publicly revise any forward - looking statements to reflect events or circumstances after the date of the statements to reflect the occurrence of anticipated or unanticipated events. Further description of the risks and uncertainties to the business are included in detail in Section B, Management Strategy, Section C, Critical Accounting Policies, and Section E, Liquidity and Capital Resources.

A. General

The Company's results of operations are dependent primarily on the results of operation of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. However, non-interest income has become a meaningful component of the Company's operations mainly due to fees earned by non-bank subsidiaries. Results of operations are also affected by the Company's provision for loan losses, loan and security sales activities, service charges and other fee income, and non-interest expense. The Company's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

The Company's results of operations are being restated for the fiscal years 1998 through 2002 and for the December 2002 and March 2003 quarters to reflect the correction of accounting errors primarily related to the Company's indirect auto, mortgage and consumer loan portfolios. The net effect of such restatements was to reduce interest income and retained earnings for prior periods. See Footnote 2 to the unaudited Consolidated Financial Statements for a description of the effect during the periods presented in the Company's current report on Form 10-Q/A.

In September 2003, the Company identified additional accounting errors for fiscal year 2002 and the December 2002, March 2003 and June 2003 quarters. These errors primarily relate to accrued expenses related to employee benefit plans and improperly recording an asset related to the indirect automobile loan sale in 2002. The net effect of such changes was to increase non-interest expenses for these restated periods and reduce retained earnings.

On January 2, 2002, the Company purchased three banking offices from Schuylkill Savings and Loan Association of Schuylkill Haven, Pa. The Company purchased $11.4 million of loans and assumed $12.8 million of deposits from these offices. On January 8, 2002, Higgins acquired the DeAndrea Agency, which specializes in personal and commercial insurance.

On September 4, 2002, the Bank formed a relationship with Smith Barney under which Smith Barney Investment Centers provides retail brokerage products and services at all of the First Federal offices. This is Smith Barney's first relationship with a bank in the Commonwealth of Pennsylvania. Smith Barney, an independent, registered broker-dealer, is not affiliated with the Bank.

B. Management Strategy

The Company's operating strategy is that of a community-based financial services company, offering a wide variety of financial products to its retail customers, while concentrating on residential and consumer lending and, to a lesser extent, multi-family and commercial real estate lending, construction lending and small business and municipal commercial lending. In order to promote long-term financial strength and profitability, the Company has focused on: (i) maintaining strong asset quality by originating one- to four-family loans located in its market area; (ii) emphasizing higher yielding consumer loans, specifically indirect automobile loans, and commercial loans, primarily to small businesses and municipalities; (iii) managing its interest rate risk by emphasizing shorter-term, fixed-rate, one- to four-family loans, in addition to consumer and commercial loans; limiting its retention of newly originated longer-term fixed-rate one- to four-family loans; soliciting longer-term deposits; utilizing longer-term advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB") and proceeds from the issuance of Trust Preferred securities; and investing in investment and mortgage-related securities having shorter estimated durations; (iv) meeting the financial needs of its customers through expanded products, such as personal and business insurance from Higgins, trust and investment management services from the Trust Co., title insurance from Abstractors, Inc., all with improved delivery systems through technological advances and integration of products; and (v) maintaining a strong regulatory capital position.

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

Allowances for Loan Losses. The allowance for loan losses is maintained at a level representing management's best estimate of known and inherent losses in the portfolio, based upon management's evaluation of the portfolio's collectibility. Management's evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses are charged directly against the allowance, and recoveries on previously charged-off loans are added to the allowance.

Loans are deemed to be "impaired" if upon management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000. The uncollected portion of impaired loans are charged off when the Company determines that foreclosure is probable, and the fair value of the collateral is less than the recorded investment of the impaired loan or in the case of unsecured loans that management determines the loan to be uncollectable.

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

Income Taxes. The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part go beyond the Company's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

D. Nonperforming Assets and Impaired Loans

The following table presents information regarding the Bank's nonperforming loans, real estate owned and other repossessed assets at the dates indicated (unaudited):

                                                                                   June 30,         September 30,
                                                                                     2003                2002
                                                                                  ------------------------------
                                                                                      (dollars in thousands)
Nonperforming loans:
     Nonaccrual loans                                                             $  6,270            $  4,200
     Real estate owned and other repossessed assets                                    641                 547
                                                                                  --------            --------
         Total nonperforming assets                                                  6,911               4,747
     Troubled debt restructurings                                                        -                  55
                                                                                  --------            --------

         Troubled debt restructurings and total nonperforming assets              $  6,911            $  4,802
                                                                                  ========            ========

     Total nonperforming loans as a percentage of total loans                         1.26%               0.85%
     Total nonperforming assets as a percentage of total assets                       0.78                0.53

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

The primary sources of funding for the Company are dividend payments from the Bank, sales and maturities of investment securities, the issuance of trust-preferred securities and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company's repurchase of its stock, to pay cash dividends, and to pay interest on the trust-preferred securities. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision. During April 2002, the Company obtained $7.0 million through a trust-preferred offering, and in October 2002, the Company obtained an additional $15.0 million through a trust-preferred offering. Approximately $5.0 million of these proceeds was used to further capitalize the Bank, and the remaining amount at the Company level was used for general corporate purposes, including to fund the trust established to purchase the Company's stock, which would be used to satisfy obligations under employee benefit plans. To date, the Company has contributed $1.8 million to the trust, which has used such funds to purchase 114,174 shares of common stock.

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $57.5 million, or 6.7% of total adjusted assets, which is above the required level of $12.9 million, or 1.5%; a core capital level of $57.5 million, or 6.7% of total adjusted assets, which is above the required level of $25.8 million, or 3.0%; and a risk-based capital of $59.8 million, or 10.5% of risk-weighted assets, which is above the required level of $45.5 million, or 8.0%. An institution with a ratio of tangible capital to total assets of greater than or equal to 5% is considered to be "well-capitalized" pursuant to OTS regulations. After all such adjustments related to the restatement effects, the Bank remained well-capitalized under applicable OTS regulations.

F. Comparison of Financial Condition at June 30, 2003 and September 30, 2002

Total assets decreased $16.9 million from $901.9 million at September 30, 2002 to $885.0 million at June 30, 2003. The decrease was generated by an $85.3 million sale of mortgage-backed securities, offset by security purchases, loan originations and a $13.4 million increase in cash and cash equivalents. Securities classified as available-for-sale decreased $31.9 million, from $327.9 million at September 30, 2002 to $296.0 million at June 30, 2003. The decrease was attributable to the sale in the March 2003 quarter of $60.3 million of mortgage-backed securities with an average yield of 2.89% and an average life of
1.18 years, with a portion of the proceeds reinvested in securities with average lives of 4.5 years and an average yield of 3.48%. The restructuring continued into the June 2003 quarter with the sale of $25.0 million of mortgage-backed securities. These securities had an average yield of 1.10%, and an average life of .28 years. This restructuring was done to minimize the effect of prepayments of mortgage-backed securities in the lower market interest rate environment.

Net loans increased $4.7 million from September 30, 2002. Consumer loans increased $37.9 million due to a $42.3 million increase in indirect automobile loan originations within the Company's market area offset by a decrease in other consumer loan balances. Total real estate loans decreased $33.7 million due to a $38.9 million decrease in one- to four-family residential real estate loans primarily the result of prepayments of mortgages due to the lower interest rate environment, offset by a $10.1 million increase in commercial construction loans.

Total liabilities decreased $15.4 million from $836.8 million at September 30, 2002 to $821.4 million at June 30, 2003, due primarily to a $27.6 million decrease in deposits offset by the issuance of $15.0 million in trust-preferred debt.

Deposits decreased $27.6 million from $606.4 million as of September 30, 2002 to $578.8 million at June 30, 2003. The largest decrease was in certificates of deposit, which decreased $51.6 million as a result of matured certificates being rolled into checking and other interest-bearing accounts as well as municipalities and local school districts withdrawing funds for use in operations.

In October 2002, the Company issued $15.0 million of trust-preferred securities. The interest rate on such trust-preferred securities is variable based on three-month LIBOR and adjusts quarterly with a rate as of June 30, 2003 of 4.79%. The trust preferred securities are subject to an interest rate cap of 12.5% through November 7, 2007.

Total equity decreased by $1.5 million primarily due to a $506,000 decrease in accumulated other comprehensive income as a result of a decrease in unrealized gains on securities. Because of interest rate volatility, accumulated other comprehensive income could materially fluctuate from period to period depending on economic and interest rate conditions. Equity also decreased due to the purchase of 69,133 shares for the stock employee compensation trust at a cost of $1.1 million and dividend payments of $1.5 million. These decreases were offset by net income for the nine months of $395,000, the release of shares under the employee stock ownership plan and the vesting of previously granted shares of restricted stock.

G. Comparison of Operating Results for the Three Months ended June 30, 2003 and June 30, 2002

General. The Company had a net loss of $1.2 million and net income of $944,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. Basic and diluted earnings (loss) per share decreased to $(0.32) and $(0.30) per share, respectively, for the three months ended June 30, 2003 as compared to $0.24 and $0.22 per share, respectively, for the same period in 2002.

Interest Income. Total interest income decreased $2.1 million, or 15.9%, from $13.2 million for the three months ended June 30, 2002 to $11.1 million for the three months ended June 30, 2003. This decrease was primarily due to a 120 basis point decline on the tax-equivalent yield on earning assets to 5.34% for the three months ended June 30, 2003 as compared to 6.54% for the same period ended 2002 due to the lower interest rate environment. Interest income on loans decreased $1.2 million primarily due to a 78 basis point decrease in the yield due to lower rates, combined with an $11.6 million decrease in the average balance of loans. Interest income on mortgage related securities decreased $720,000 as the yield on such securities declined 231 basis points, offset by an increase in the average balance of $13.0 million. Interest income on taxable investment securities increased $180,000 despite a 70 basis point decline. Rapid repayment of mortgage-backed securities has occurred while reinvestment options are at substantially lower rates than the previous year.

Interest Expense. Interest expense decreased $1.1 million, or 15.3%, from $7.2 million for the three months ended June 30, 2002 to $6.1 million for the three months ended June 30, 2003. The decrease in interest expense was primarily attributable to a declining interest rate environment that resulted in the cost of deposits decreasing to 2.08% for the three months ended June 30, 2003 from 3.11% for the same period ended 2002. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $35.0 million to $785.9 million for the three months ended June 30, 2003. The decrease in interest expense on deposits of $1.3 million was primarily due to a $1.2 million decrease in interest expense on certificates of deposit, which was the result of an 89 basis point decrease in interest rates and a $56.1 million decrease in the average balance, offset by a $70.9 million increase in the average balance on checking accounts. Interest expense on trust-preferred debt increased $171,000 due to the issuance of $15.0 million trust-preferred debt in October 2002.

Provision for Loan Losses. The provision for loan losses increases the allowance for loan losses. The Bank's provision for loan losses for the three months ended June 30, 2003 increased $124,000 compared to the comparable 2002 period. The increase was due to increased mortgage and consumer charge offs and an increase in nonperforming loans and classified assets. During the preceding quarter, the Company enhanced its loan servicing function to promote the prompt resolution of delinquencies and employed a new collections and recovery manager to address the risk of deterioration in loan quality. As a result, total delinquencies for mortgage and consumer loans were reduced during the quarter to 0.73% and 0.28% of total loans, respectively, at June 30, 2003, from 1.13% and 0.40% at June 30, 2002. Net loan charge-offs of $672,000 for the quarter ended June 30, 2003, compared to net loan charge-offs of $879,000 for the quarter ended June 30, 2002. Net loan charge-offs, as a percentage of total loans for the current quarter, were 13 basis points. At June 30, 2003, delinquent commercial loans were 0.81% of total loans, an increase from the 0.48% level at June 30, 2002, due to a $1.7 million commercial loan being placed on nonaccrual as the borrower went into bankruptcy.

Non-interest Income. Non-interest income decreased $521,000, or 23.3% from $2.2 million for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003. This decrease was due to the recognition of a $1.5 million impairment loss for the Company's equity investment in the convertible preferred stock of a start-up mortgage banking firm specializing in multi-state, small builder loans. Insurance premium income increased $262,000, due to continued growth in insurance related services. Service charges and other fees increased $185,000 due to a larger customer base. Gain on sale of available-for-sale securities increased $233,000 due primarily to the gain on the sale of $25.0 million in mortgage-backed securities as part of the restructuring of the investment portfolio.

Non-interest Expense. Total non-interest expense increased $950,000, or 15.8%, from $6.0 million for the three months ended June 30, 2002 to $7.0 million for the three months ended June 30, 2003. This increase was due primarily to an increase in salaries and benefits of $658,000 due to the increased cost of employee benefits and new employees to staff expanding lines of business. An additional expense of $166,000 was recorded as part of the earnings restatement to reflect increased liabilities related to the Company's employee benefit plans. Other non-interest expense increased $306,000 due to one of the Bank's commercial loan customers that had significant cash flow difficulty during the quarter which required the Bank to provide cash flow and other support. The expenses associated with the workout of this loan totaled $156,000. In late March 2003, the Bank decided to close three retail offices, sell the buildings occupied by two of these offices and reduce the office hours at a fourth office. These actions are expected to result in savings of $330,000 per year beginning with the fourth fiscal quarter of 2003. Deposit services will be provided by nearby First Federal offices. The Company recognized a $108,000 impairment loss in connection with the closure of these offices. Non-interest expense also increased due to costs associated with foreclosed properties combined with general increases in operating expenses such as supplies and telephone and other incremental increases that resulted from operating a larger organization. Installation of a new telephone system was completed in the Hazleton offices in June 2003 with the remaining office installations to be completed by September 30, 2003. The new system is expected to reduce annual long distance telephone costs by approximately $125,000 by transmitting over inter-office data lines. Advertising costs increased $73,000 over the previous year quarter as the Company continued the promotion of a new branding campaign. Occupancy expenses increased $45,000 due to seasonal operating expenses such as utilities and maintenance. The increase in non-interest expense was offset by an $89,000 decrease in professional fees due to prior year quarter engagement of consultants to assist in the continuation of a branding campaign to integrate all lines of business.

Income Taxes. The Company had an income tax provision of $65,000 for the three months ended June 30, 2003, compared to a provision of $498,000 for the three months ended June 30, 2002. This decrease was due to a decrease in income before taxes, offset by an increase to a deferred tax asset valuation allowance related to the Company's inability to use a charitable contribution carryforward. Even though the Company reported a net loss before taxes for the June 2003 quarter, it still provided for income tax expense due to the $1.5 million impairment loss the Company recognized. Such loss is a capital loss for income tax purposes and is not expected to result in a tax deduction for the Company.

H. Comparison of Operating Results for the Nine Months ended June 30, 2003 and June 30, 2002

General. The Company had net income of approximately $395,000 and $3.0 million for the nine months ended June 30, 2003 and June 30, 2002, respectively. Basic and diluted earnings per share were $0.10 and $0.10 per share, respectively, for the nine months ended June 30, 2003 and $0.73 and $0.69, respectively, for the nine months ended June 30, 2002.

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

Interest Expense. Interest expense decreased $2.2 million, or 10.2%, from $21.7 million for the nine months ended June 30, 2002 to $19.5 million for the nine months ended June 30, 2003. The decrease in interest expense was primarily attributable to a declining interest rate environment that resulted in the cost of deposits decreasing to 2.31% for the nine months ended June 30, 2003 as compared to 3.30% for the same period in 2002. Offsetting the declining rates was an increase in the average balance of interest-bearing liabilities of $65.4 million to $795.9 million for the nine months ended June 30, 2003. In particular, the average balance of interest-bearing transaction accounts increased $77.2 million to $200.0 million. This increase was the result of the competitively priced products being marketed throughout the Company's market area. The decrease in interest expense on deposits of $3.0 million was primarily due to a $3.3 million decrease in interest expense on certificates of deposit, which was the result of a 103 basis point decrease in interest rates. Interest expense on trust-preferred debt increased $688,000 as a result of the issuance of $15.0 million trust-preferred securities in October 2002.

Provision for Loan Losses. The Company's provision for loan losses for the nine months ended June 30, 2003 decreased $139,000 compared to the comparable 2002 period. Nonperforming assets at June 30, 2003 were $6.9 million, or 0.78% of total assets, up from $4.9 million, or 0.57% of total assets as of June 30, 2002. The Company enhanced its loan servicing function to promote the prompt resolution of delinquencies and employed a new collections and recovery manager to address the risk of deterioration in loan quality. As a result, total delinquencies for mortgage and consumer loans were reduced to 0.73% and 0.28% of total loans, respectively, at June 30, 2003, from 1.13% and 0.40% at June 30, 2002. The Bank also completed a full review of its mortgage and consumer loan portfolios and charged-off loans where the fair value of assets fell below the book value. This analysis led to net loan charge-offs of $1.2 million for the nine months ended June 30, 2003, compared to net loan charge-offs of $702,000 for the nine months ended June 30, 2002. Net loan charge-offs, as a percentage of total loans for the fiscal year-to-date were 31 basis points. At June 30, 2003, delinquent commercial loans were 0.81% of total loans, an increase from the 0.48% level at June 30, 2002.

Non-Interest Income. Non-interest income increased $2.6 million, or 48.7%, from $5.4 million for the nine months ended June 30, 2002 to $8.1 million for the nine months ended June 30, 2003. During the nine months ended June 30, 2003 there was an $85.3 million sale of mortgage-backed securities, which resulted in gains on sale of securities of $1.4 million. Insurance premium income increased $647,000 due to continued growth in insurance related services. Service charges and other fees increased $456,000 due to a larger customer base. Gain-on-sale of loans increased $417,000 as $35.1 million of originations of fixed-rate mortgages, in excess of the Bank's retention policy, were sold in the nine months ended June 30, 2003 compared to $10.6 million of such loans sold in the same period in 2002. Non-interest income was negatively impacted by the recognition of a $1.5 million impairment loss on an equity investment as previously discussed in Footnote 11 to the Consolidated Financial Statements.

Non-interest Expense. Total non-interest expense increased $3.2 million, or 18.9%, from $17.1 million for the nine months ended June 30, 2002 to $20.3 million for the nine months ended June 30, 2003. This increase was due primarily to an increase in salaries and employee benefits of $1.6 million for increased benefit costs and new employees to staff the growth in the Company's business lines. Other non-interest expense increased $864,000 due to the $156,000 expense of providing cash flow support to a commercial loan customer who had significant cash flow difficulty. Other non-interest expense increased due to an impairment loss in connection with the closure of three bank offices as well as costs associated with foreclosed properties combined with general increases in operating expenses such as supplies and telephone and other incremental increases that resulted from operating a larger organization. Advertising costs increased $311,000 over the comparable prior year nine month period as the Company continued the promotion of a new branding campaign. Occupancy costs increased $284,000 period over period due to Company expansion. Professional fees increased $192,000 as a result of increased accounting fees coupled with an increase in consulting services during the transition between chief financial officers.

Income Taxes. The Company had an income tax provision of $813,000 for the nine months ended June 30, 2003, compared to a provision of $1.6 million for the nine months ended June 30, 2002 resulting in effective tax rates of 67.3%, and 34.8%, respectively. The decline in income tax expense was primarily attributable to a decrease in income before taxes, offset by the increase in tax expense as a result of an increase in a deferred tax asset valuation allowance related to the Company's ability to use a charitable contribution carryforward. In addition, the large increase in the effective tax rate during the nine month period ended June 30, 2003 was due to the $1.5 million impairment loss the Company recognized. Such loss is a capital loss for tax purposes and is not expected to result in a tax deduction for the Company, since it can only be used to offset capital gains.

Item 4. CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed June 30, 2003, the former chief executive officer and chief financial officer of the Company concluded that the Company's disclosure controls and procedures were not effective, as further described below.

        In September 2003, the President/Chief Executive Officer and Chief Financial Officer resigned. A new President and CEO was appointed in September 2003. Also, a new Chief Financial Officer was appointed at that time. During September 2003, an exhaustive analysis of the Company's accounting records was undertaken. This review discovered additional accounting errors as described in Note 2 to the unaudited Consolidated Financial Statements included in this Quarterly Report. Such accounting errors required the restatement of this Quarterly Report on Form 10-Q/A for the June 30, 2003 period.

        During the initial preparation and review of the Form 10-Q Quarterly Report for the June 30, 2003 period, the Registrant discovered that its financial statements for its fiscal years 1998 through 2002 and for the December 2002 and March 2003 quarters required restatement as discussed under Management's Discussion and Analysis and Note 2 to the unaudited Consolidated Financial Statements included in this Quarterly Report. The Company believes that it maintained effective controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 with respect to those prior periods, except that the individuals responsible for implementing such controls and procedures, including reviewing the work performed and authorizing the final results, failed to detect material errors, including a computer coding error related to the Company's indirect automobile loan portfolio, which required the restatement. Subsequent to the discovery of the errors, Management has implemented staffing, system and procedural changes designed to improve the training of the individuals involved in implementing and reviewing the controls and procedures to strengthen the review and authorization process so that such errors do not occur in the future. These changes and the continuing review of prior periods have resulted in the identification of the errors reflected in the restatement included in this amendment to the Form 10-Q for June 30, 2003. The Chief Executive Officer and Chief Financial Officer believe that the corrective actions taken should be adequate to remedy the aforementioned control inadequacies.

        (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer, except for the corrective actions referred to in item (a) above.

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




                                          NORTHEAST PENNSYLVANIA
                                          FINANCIAL CORP.


Date: December 15, 2003                   By: /s/ Thomas M. Petro
                                          -----------------------
                                          Thomas M. Petro
                                          President and  Chief Executive Officer



Date: December 15, 2003                   By: /s/ Jerry D. Holbrook
                                          -------------------------
                                          Jerry D. Holbrook
                                          Chief Financial Officer