Form 10-K
period 2003-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2004-01-13
CIK 1050996

                                  UNITED STATES
                       SECURlTIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                         Commission File Number 0-49952

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  06-1504091
        --------------------------------------------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

              12 E. BROAD STREET, HAZLETON, PENNSYLVANIA 18201-6591
          -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ___  No _X___

The aggregate market value of the voting and non-voting common equity held by non-affiliates (i.e. persons other than directors and executive officers of the registrant) was $58,109,609 based upon the closing price of $16.45 on the Nasdaq Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of December 29, 2003 was 4,176,593.

(1) Portions of the 2003 Annual Report to Stockholders are incorporated by reference into Parts I and II of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                 NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                FORM 10-K

                            TABLE OF CONTENTS

Part I                                                                                                 Page
--------                                                                                               ----
Item 1        Business                                                                                   1
Item 2        Properties                                                                                13
Item 3        Legal Proceedings                                                                         14
Item 4        Submission of Matters to a Vote of Security Holders                                       15

Part II
--------
Item 5        Market for Registrant's Common Equity and Related Stockholder Matters                     15
Item 6        Selected Financial Data                                                                   15
Item 7        Management's Discussion and Analysis of Financial Condition and Results of                15
              Operation
Item 7A       Quantitative and Qualitative Disclosures About Market Risk                                15
Item 8        Financial Statements and Supplementary Data                                               15
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                                15
Item 9A       Controls and Procedures                                                                   16

Part III
--------
Item 10       Directors and Executive Officers of the Registrant                                        16
Item 11       Executive Compensation                                                                    16
Item 12       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                                       16
Item 13       Certain Relationships and Related Transactions                                            16

Part IV
--------
Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                           17
SIGNATURES                                                                                              19

                                     Part I
Forward Looking Statements

         In addition to historical information, our 10-K may include certain "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements may be identified by the use of such words as "intend," "believe," "expect," "anticipate," "should," "plan," "estimate" and "potential." These forward-looking statements include, but are not limited to, estimates and expectations of future performance based on current management expectations. Northeast Pennsylvania Financial Corp.'s (the "Company" or the "Registrant") actual results could differ materially from such management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulation of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Subject to applicable law and regulation, the Company assumes no obligation to update any forward-looking statements.

Item 1. Business

General

          The Company is a Delaware corporation and is a thrift holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"), Abstractors, Inc., which is a title insurance agency, Northeast Pennsylvania Trust Co. (the "Trust Co."), which offers trust, estate and asset management services and products and Higgins Insurance Associates, Inc. ("Higgins"), which provides insurance and investment products to individuals and businesses. The Company's executive offices are located at 12 East Broad Street, Hazleton, Pennsylvania 18201.

           The Company's operations are primarily conducted through the Bank. These operations have been and continue to be attracting retail deposits from the general public in the areas surrounding its 16 full service community offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans, consumer loans, commercial loans and multi-family and commercial real estate loans. The Company has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on its consumer lending and commercial lending, primarily to small businesses and municipalities.

         The Company's revenues are derived from four principal business activities: banking, insurance, investments and trust services. First Federal Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and through other non-interest income. Investment income is generated through annuity sales and commissions on investment sales. Insurance premium income has increased significantly over the past several years due to the acquisition of Higgins in 2000 and the continued revenue growth of Abstractors, Inc. The Trust Co. continues to expand its customer base with assets under management of $159.2 million at September 30, 2003. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage related securities, FHLB advances and other borrowings and proceeds from the sale of loans.

         Effective January 1, 2004, the Bank transferred the deposits and property of its branch office located in Danville, Pennsylvania to the First National Bank of Berwick, Berwick, Pennsylvania. For further information regarding this sale and transfer, please see Note 22 to the Consolidated Financial Statements included in the Annual Report to Stockholders, incorporated herein by reference.

Market Area and Competition

         The Company is a community-oriented banking institution offering a variety of retail financial products and services to meet the needs of the communities it serves. The Company's lending and deposit gathering is concentrated in its market area consisting of a seven county region in Northeastern and Central Pennsylvania.

         The Company maintains its headquarters in Hazleton. The Company's six banking offices in Luzerne County, including Hazleton, accounted for $175.4 million or 32% of the Company's total deposits at September 30, 2003. Hazleton is situated approximately 100 miles from Philadelphia and New York City and approximately 50 miles from Allentown and the Wilkes-Barre/Scranton area. The Company also maintains two banking offices in Bloomsburg (Columbia County), one each in Lehighton and Weatherly (both in Carbon County), one in Brodheadsville (Monroe County) and one each in Frackville, Pottsville, Shenandoah, and Schuylkill Haven (all in Schuylkill County). The Company also operates a banking and a loan production office in Monroe County.

         The economy of the greater Hazleton area is characterized by diversified light manufacturing and is the site of production facilities for several major manufacturers including Union Camp, Hershey-Cadbury Chocolates, Quebecor and Hazleton Pumps, Inc. As a consequence, the manufacturing sector employs more than one third of the area's work force. The Hazleton area has excellent access to major highway transportation routes including Interstates 80 and 81 as well as rail transportation. The population of Luzerne County has remained relatively static and has one of the oldest average ages for all counties in the United States. The southern end of Schuylkill County is proving to be a growth area as individuals and companies which were previously based in the Allentown-Berks county areas are relocating to the southern end of Schuylkill County. Notwithstanding such growth, the overall population in the Company's market area is relatively small and, in recent years, has grown slowly, and the unemployment rate in the area is greater than the national average.

         Monroe County, the location of the Pocono Pines loan production office and the Brodheadsville banking branch, is dominated by the Pocono Mountains, making the area one of the Mid-Atlantic's most popular resort areas. The Company established its loan production office to take advantage of the market for vacation properties existing in Monroe County as well as to be involved in the growth in the number of permanent residents relocating to the area.

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

         In addition, the Company recognizes that its customer base increasingly focuses on convenience and access to services. The Company has addressed these customer needs through the implementation of electronic banking services and enhanced voice response capabilities, a computerized loan origination and document system and the issuance of debit cards. The Company continues to evaluate and enhance its service and delivery systems in order to better serve its retail and business customers.

LENDING ACTIVITIES

         General. The information relating to the composition and maturity of the Bank's loan portfolio appears in "Loans" in the Company's 2003 Annual Report to Stockholders and is incorporated herein by reference.

         Origination and Sale of Loans. The Bank's lending activities are conducted primarily by its loan personnel operating at its branch and loan origination offices. All loans originated by the Bank are underwritten pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and longer-term and shorter-term fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is currently the policy of the Bank to sell newly originated fixed-rate one-to-four family mortgages with maturities greater than 15 years with retained servicing. Additionally, the Bank from time to time may sell certain loans to manage its interest-rate risk position in light of its overall asset/liability management strategy.

         One- to Four-Family Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") one- to four-family mortgage loans with maturities up to 30 years. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, and through referrals from members of the Bank's local communities.

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

         Most one-to-four family mortgage loans are underwritten according to Fannie Mae and Freddie Mac guidelines. In recent years, the Bank began offering to borrowers one- to four-family mortgage loans which, when underwritten, did not fully meet established Fannie Mae or Freddie Mac standards, for example, the standard regarding income to debt ratios for the borrower. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

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

         The Bank's largest multi-family and commercial real estate loan at September 30, 2003 was a $6.9 million loan secured by real estate and was performing according to its original terms. Loans secured by multi-family and commercial real estate generally have larger loan values and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including strict adherence to its underwriting standards, limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties. The Bank's lending personnel or an agent of the Bank inspects all of the properties securing the Bank's multi-family and commercial real estate loans before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

         Construction Lending. The Bank also offers residential construction loans. Such loans have been for presold one- to four-family residences for the construction phase and convert into permanent financing. The Bank generates residential construction loans primarily through direct contact with borrowers or home builders, and these loans involve properties located in the Bank's primary market area. Such loans require that the Bank review plans, specifications and cost estimates and that the home builder be approved by the Bank. The amount of construction advances, together with the sum of previous disbursements, may not exceed the percentage of completion of the construction. The maximum loan-to-value limit applicable to such loans is generally 80%.

         The Bank's largest construction loan at September 30, 2003 was a $4.8 million loan secured by all of the improved and unimproved building lots and amenities of a resort community located in Hazleton, Pennsylvania. This loan was performing according to its original terms at September 30 2003. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied real estate. The risk of loss on construction loans is dependent largely upon the accuracy of the value of the property at completion of the construction compared to the estimated cost of construction and other assumptions. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to protect the value of the property.

         Consumer Lending. The Bank offers consumer loans which include home equity loans, home equity lines of credit, direct and indirect automobile loans, education loans and other consumer loans. The Bank's home equity loans are generated primarily through the Bank's retail branch offices. The Bank generally offers home equity loans with a term of 180 months or less. The Bank also offers home equity lines of credit with terms up to 20 years, the last 10 years of which require full amortization of the principal balance. The maximum loan amount for both home equity loans and home equity lines of credit, is subject to a combined loans-to-value ratio of 80%.

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

         Consumer loans tend to bear higher rates of interest and have shorter terms to maturity than first lien residential mortgage loans. Nationally, consumer loans have historically tended to have a higher rate of default. Additionally, consumer loans generally involve greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         Commercial Lending. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Interest rates charged generally are based on the prime rate as published in the Wall Street Journal. Prior to making commercial business loans, the borrower is required to provide the Bank with sufficient information to allow a prudent loan decision to be made. Such information generally includes financial statements and projected cash flows, and is reviewed to evaluate debt service capability. Commercial business loans are generally secured by a variety of collateral, including personal property and fixed assets and frequently are supported by personal guarantees. In addition, the Bank actively participates in industrial loans arranged through and with the Greater Wilkes-Barre Industrial Fund and CanDo, Inc. a Hazleton area industrial fund.

         The Bank's largest commercial business loan at September 30, 2003 was a $2.6 million loan secured by the fixed assets at a manufacturing facility. This loan was performing in accordance with its original terms at September 30, 2003. Commercial business loans generally involve higher credit risks than loans secured by real estate. Unlike mortgage loans, which generally are made on the basis of the borrowers ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and the levels of loan approval authority for employees of the Bank and oversees the Bank's lending activities. The Board of Directors has established a Risk Committee which, among other things, oversees the lending activities of the Bank and manages a committee of loan officers that have initial oversight over certain loans. All loans exceeding certain prescribed limits are reported to the Risk Management Committee of the Board.

         Nonperforming Assets and Allowance for Loan Losses. The information relating to the Bank's nonperforming assets and allowance for loan losses appears in the "Nonperforming Assets" and "Allowance for Loan Losses" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

Investment Activities

         The above captioned information appears in the "Investment Activities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

Source of Funds

         Information relating generally to the Bank's source of funds and a description of the Bank's deposits appears under "Sources of Funds" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

         Borrowings. The Bank utilizes advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB") as well as other borrowings as a supplement to retail deposits to fund its operations. Such advances are collateralized primarily by the Bank's mortgage loans and mortgage-related securities and secondarily by the Bank's investment in the capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. See "Regulation-Federal Home Loan Bank System." At September 30, 2003, the Bank had $258.9 million in outstanding FHLB advances, compared to $208.4 million at September 30, 2002. The Bank had $66.4 million of additional borrowing capacity from the FHLB at September 30, 2003. Other borrowings consist of overnight retail repurchase agreements and for the periods presented were immaterial.

The following table sets forth certain information regarding the Bank's borrowed funds on the dates indicated:

                                                         At or For the Fiscal Years Ended September 30,
                                                        -----------------------------------------------
                                                          2003                2002               2001
                                                        --------            --------           --------
                                                                     (Dollars in Thousands)

FHLB advances and other borrowings:
Average balance outstanding                             $210,360            $208,579           $192,981
Maximum amount outstanding at any month-end
   during the period                                     259,430             215,855            216,110
Balance outstanding at end of period                     259,430             211,605            210,258
Weighted average interest rate during the period            5.69%               5.69%              5.84%
Weighted average interest rate at end of period             4.78%               5.57%              5.53%

Subsidiary Activities

         The Company has six active wholly-owned subsidiaries: the Bank, incorporated under the laws of the United States; Abstractors, Inc., the Trust Co., and Higgins, each of which are incorporated under Pennsylvania law; and NEP Capital Trust I and NEP Capital Trust II, each of which is incorporated under Delaware law. Abstractors, Inc. is a title insurance agency with total assets of $441,000 at September 30, 2003. The Trust Co., offers trust estate and asset management services and products and had total assets of $788,000 and $159.2 million of trust assets under management at September 30, 2003. Higgins provides insurance and investment products to individuals and businesses and had total assets of $1.6 million at September 30, 2003.

Personnel

         As of September 30, 2003, the Company had 219 full-time equivalent employees, none of whom were covered by a collective bargaining agreement. Management believes that the Company has good relations with its employees and there are no pending or threatened labor disputes.


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

         Loans-to-One-Borrower. Federal law provides that, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by specified readily marketable collateral. At September 30, 2003, the largest aggregate amount of loans-to-one borrower was $7.5 million, which was less than the Bank's general limit on loans-to-one borrower which was $9.6 million.

         QTL Test. Federal law requires savings institutions to meet a qualified thrift lending ("QTL") test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2003, the Bank maintained 86.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still give advance notice to the OTS of the capital distribution, if, like the Bank, it is a subsidiary of a holding company. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by regulation, if the OTS determines that the distribution would be unsafe or unsound practice.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended September 30, 2003 totaled $176,000.

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

         The recently enacted Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Act contains a specific exception from such prohibitions for loans by the Bank to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. The Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio, and, together with the risk-based capital standards itself, a 4% Tier 1 risk-based capital standard.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, recourse obligations, direct credit substitutes and other residual interests are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market value. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS also has authority to establish minimum capital requirements in appropriate cases upon a determination that an institution's capital levels are or may become inadequate in light of the particular circumstances. At September 30, 2003, the Bank met each of its capital requirements. The following table presents the Bank's capital position at September 30, 2003.
(Dollars in thousands)


                                                                                      Capital
                                                                       ------------------------------------
                          Actual          Required         Excess
                          Capital          Capital          Amount        Actual %        Required %
                          -------          -------          ------        --------        ----------
Tangible                  $54,053          $13,142         $40,911          6.17%             >1.5%
Core (Leverage)            54,053           35,045          19,008          6.17              >4.0
Risk-based                 59,441           45,205          14,236         10.52              >8.0

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under capitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the higher examination rating) is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is critically undercapitalized within specified time frames. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators, restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on the institution's capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends on the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually and range from 0 basis points, for the healthiest institutions to 27 basis points, for the riskiest institutions. The Bank's assessment rate for the fiscal year 2003 was 0 basis points (not including the FICO payment discussed below) and the premium paid for this period was $98,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2003, FICO payments for SAIF members approximated 1.7 basis points.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2003, of $13.0 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 2003, the Bank had $258.9 million in FHLB advances.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2003, 2002 and 2001 dividends from the FHLB to the Bank amounted to approximately $312,000, $439,000 and $673,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.4 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $45.4 million, the reserve requirement is 10%. The first $6.6 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Holding Company Regulation

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender, as previously described. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority of activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings institution subsidiary continues to comply with the qualified thrift lender test. The Company qualifies for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution, or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

         Acquisition of the Company. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Trust Company Regulation

         The Trust Co. is chartered under the laws of Pennsylvania and the Pennsylvania Department of Banking is responsible for its regulation, supervision and examination. Pennsylvania law governs the activities and investments of the Trust Co. as well as its administration of trust accounts. The Trust Co. limits its activities to trust, fiduciary and related activities and is not insured by the FDIC. The Pennsylvania Department of Banking maintains authority to issue orders and suspend directors, officers or employees for violations of law or regulations or unsafe practices and to take possession as receiver or conservator of any institution for violations, unsafe practices or condition or insolvency. The Trust Co. pays assessments to the Pennsylvania Department of Banking, which in fiscal 2003 amounted to $19,346.

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

         In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (the last taxable year beginning before January 1, 1988). The Bank had previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules had no effect on net income or federal income tax expense. For taxable years that began after December 31, 1995, the Bank's bad debt deduction was equal to net charge-offs. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans were included and the institution could have elected to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve recapture, it had to begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves were not subject to recapture as long as the institution continued to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continued to be subject to a provision of present law referred to below that required recapture in the case of certain excess distributions to stockholders.

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

State and Local Taxation

         The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2003, 2002 and 2001 was 9.99% and was imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of .724% of a corporation's capital stock value, which is determined in accordance with a fixed formula. The Company is also required to file an annual report with and pay an annual franchise tax to the State of Delaware.

         The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the exclusion of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. Neither the Company nor the Bank have been audited by the Commonwealth of Pennsylvania in the last five years.

Additional Item.                Executive Officers of the Registrant
----------------                ------------------------------------
                  The following table sets forth information regarding the executive officers of the Company and its subsidiaries of September 30, 2003 who are not directors.


                     Age as of
Name                  9/30/03                   Position
----                  -------                   --------

Jerry D. Holbrook        47          Chief Financial Officer and Secretary
                                     of the Bank and Company since 2003.
                                     From 2000 to 2002, Chief Financial Officer of E-Duction, a financial services start-up company located in the metropolitan area of Philadelphia,
                                     Pennsylvania.  Prior to 2000, 15 years
                                     of senior level banking experience at
                                     First USA Bank (Bank One) and WSFS
                                     Financial Corporation, both located in
                                     Wilmington, Delaware.

Thomas Burns             53          Trust business line manager.  President
                                     and Trust Officer of the Trust Company
                                     since May 2000.  Trust Officer for a
                                     financial institution in Hazleton,
                                     Pennsylvania prior to current position.

Item 2. Properties

         The Company currently conducts its business through 16 full service community offices located in Luzerne, Carbon, Columbia, Montour and Schuylkill counties, three financial centers and one loan origination office in Monroe County in Northeast Pennsylvania. Abstractors, Inc. and Northeast Pennsylvania Trust Co. conduct their business in the downtown Hazleton area. During fiscal year 2003, three community offices were closed, two properties are listed for sale and the other was a leased property that expires in 2004. The following table sets forth the Company's offices as of September 30, 2003.


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
                                                                                          Leasehold
                                                   Original Year                         Improvements     Total Deposits
                                       Leased or     Leased or        Date of Lease      at September      at September
Location                                Owned        Acquired          Expiration          30, 2003          30, 2003
--------                               ---------   -------------      -------------     --------------    --------------

                                                              (Dollars In Thousands)
Administrative/Home
Office:

12 E. Broad Street
Hazleton, PA 18201                      Owned          1947                  -              $3,589            $175,428

Branch Offices:

Bloomsburg Office:
17 E. Main Street
Bloomsburg, PA 17815                    Owned          1963                  -                 412              24,077

Shenandoah Office:
5 N. Main Street
Shenandoah, PA 17976                    Owned          1968                  -                 395              44,360

Pottsville Office:
111 E. Norweigan Street
Pottsville, PA 17901                    Owned          1968                  -                 675              30,977

Lehighton Office:
111 N. First Street
Lehighton, PA 18235                     Owned          1977                  -                  65              35,581

Laurel Mall Office:
240 Laurel Mall
Hazleton, PA 18201                     Leased          1994               2005                 188              75,316

Mountaintop Office:
360 S. Mountain Boulevard
Mountaintop, PA 18707                   Owned          1997                  -                 748              21,782

Scott Township Office:
2691 Columbia Blvd.
Bloomsburg, PA 17815                    Owned          1998                  -                 931              18,002

Schuylkill Mall Office:
611 Schuylkill Mall
Frackville, PA 17976                   Leased          1978               2004                 255              20,857



                                                                                        Net Book Value
                                                                                        of Property or
                                                                                          Leasehold
                                                   Original Year                         Improvements     Total Deposits
                                       Leased or     Leased or        Date of Lease      at September      at September
Location                                Owned        Acquired          Expiration          30, 2003          30, 2003
--------                               ---------   -------------      -------------     --------------    --------------

                                                              (Dollars In Thousands)
Gould's IGA Office:
669 State Route 93, Suite 5
Sugarloaf, PA 18249                    Leased          1995               2005                  52              20,379

Danville Office:(1)
1519 Bloom Road
Danville, PA  17821                     Owned          1999                  -                 606              12,085

Back Mountain Office:
196 N. Main Street
Shavertown, PA  18708                   Owned          2001                                  1,158              15,303

Brodheadsville Office:
760 Route 209 & Weirlake Road
Brodheadsville, PA  18322              Leased          2000               2005                  43               8,141

Weatherly Office:
140 Carbon Street
Weatherly, PA  18255                    Owned          2001                                     84              15,348

Drums Office:
Route 309, 24 S. Hunter Highway
Drums, PA  18222                        Owned          2001                                    227              14,903

Schuylkill Haven Office:
333 Center Avenue
Schuylkill Haven, PA  17972             Owned          2002                                    369              14,766

Laurel Mall Drive-Thru:
345 Laurel Mall, Route 93
Hazleton, PA  18201                    Leased          2001               2005                 284                 N/A

Loan Production
Origination Office:
Pocono L.P.O. Office
P.O. Box 1092
Pocono Pines, PA 18350                 Leased          1997            month-to-month            -                 N/A

Title Insurance Agency:
Abstractors, Inc.
25 W. Broad Street
Hazleton, PA  18201                     Owned          2001            month-to-month            -                 N/A

Trust Company:
Northeast Pennsylvania Trust Co.
31 W. Broad Street
Hazleton, PA  18201                     Owned          2001            month-to-month            -                 N/A


Insurance Agency:
Higgins Insurance Company
115 S. Centre Street
Pottsville, PA  17901                  Leased          2001               2010                   -                 N/A

(1) This office was sold and transferred effective January 1, 2004 to another banking institution.

Item 3. Legal Proceedings

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

         None.


                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The above-captioned information appears under "Market for Registrant's Common Equity and Related Stockholder Matters" in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

Item 6. Selected Financial Data

         The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The above-captioned information appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

         The above-captioned information appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Management of Interest Rate Risk and Market Risk Analysis" in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

         The Consolidated Financial Statements of Northeast Pennsylvania Financial Corp. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Registrant's 2003 Annual Report to Stockholders and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

Item 9A.  Controls and Procedures

                During the initial preparation and review of the Form 10-Q for the June 30, 2003 period, the Registrant discovered that its financial statements for its fiscal years 1998 through 2002 and for the December 2002 and March 2003 quarters required restatement. The Company believes that it maintained effective controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 with respect to those prior periods, except that the individuals responsible for implementing such controls and procedures, including reviewing the work performed and authorizing the final results, failed to detect material errors, including a computer coding error related to the Company's indirect automobile loan portfolio, which required the restatement. Consequently, the new management conducted an exhaustive analysis of the Company's accounting records. This review discovered additional accounting errors, which were included in the restatements. Subsequent to the discovery of these errors in June and September, management implemented staffing, system and procedural changes designed to improve the training of the individuals involved in implementing and reviewing the controls and procedures to strengthen the review and authorization process so that such errors do not occur in the future.

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The information relating to Directors of the Registrant is incorporated herein by reference to the Section captioned "Proposal 1-Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2004. Reference is made to the section captioned "Additional Item. Executive Officers of the Registrant" in this Form 10-K for information relating to Executive Officers of the Registrant. Reference is made to the cover page of this Form 10-K and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2004 for information regarding compliance with Section 16(a) of the Exchange Act.

         For information concerning the Company's code of ethics, the information under the section "Corporate Governance - Code of Business Conduct" is incorporated herein by reference. A copy of the code of ethics is available, without charge, upon written request to Jerry D. Holbrook, Corporate Secretary, Northeast Pennsylvania Financial Corp., 12 E. Broad Street, Hazleton, Pennsylvania 18201.

Item 11. Executive Compensation

         The information relating to executive compensation is incorporated herein by reference to the sections captioned "Executive Compensation" and "Directors' Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2004. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         The information related to securities authorized for issuance under equity compensation plans is incorporated by reference to the section captioned "Proposal 2 - Approval of the Northeast Pennsylvania Financial Corp. 2004 Stock Plan - Equity Compensation Plan Information" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2004.

Item 13. Certain Relationships and Related Transactions

         The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2004.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report

    (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2003 Annual Report to
        Stockholders:

           Consolidated Statements of Financial Condition
             as of September 30, 2003 and 2002*............................... 3
           Consolidated Statements of Operations
             For the Years Ended September 30, 2003, 2002* and 2001*.......... 4
           Consolidated Statements of Comprehensive Income (Loss)
             For the Years Ended September 30, 2003, 2002*, and 2001*......... 5
           Consolidated Statements of Changes in Equity
             For the Years Ended September 30, 2003, 2002* and 2001*.......... 6
           Consolidated Statements of Cash Flows
             For the Years Ended September 30, 2003, 2002* and 2001*.......... 7
           Notes to Consolidated Financial Statements......................... 9
           Independent Auditors' Report....................................... 2

      *As Restated

    (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3) Exhibits

      (a) The following exhibits are filed as part of this report.

         3.1 Certificate of Incorporation of Northeast Pennsylvania Financial Corp. (1)
         3.2      Bylaws of Northeast Pennsylvania Financial Corp. (2)
         4.0 Form of Stock Certificate of Northeast Pennsylvania Financial Corp. (1)
         10.1 Employment Agreement between Northeast Pennsylvania Financial Corp., First Federal Bank and Thomas M. Petro
         10.2 Employment Agreement between Northeast Pennsylvania Financial Corp., First Federal Bank and Thomas L. Kennedy
         10.3 Employment Agreement between Higgins Insurance Associates, Inc. and Joseph P. Schlitzer (3)
         10.4 Amendment to Employment Agreement between Higgins Insurance Associates, Inc. and Joseph P. Schlitzer
         10.5 Employment Agreement between Northeast Pennsylvania Financial Corp., First Federal Bank and Jerry D. Holbrook
         10.6     Form of First Federal Bank Supplemental Executive Retirement
                  Plan
         10.7     Form of First Federal Bank Employee Severance Compensation
                  Plan (1)
         10.8 Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan (4)
         10.9     Northeast Pennsylvania Financial Corp. 2000 Stock Option Plan
                  (5)
         10.10 Registration Rights Agreement, dated as of December 31, 2000, by and among Northeast Pennsylvania Financial Corp., James Clark, James McCann, Joseph Schlitzer and John W. Sink (6)
         10.11    Agreement and Release, by and among E. Lee Beard, Northeast
                  Pennsylvania Financial Corp. and First Federal Bank
         11.0     Statement regarding Computation of Per Share Earnings (See
                  Notes to Consolidated Financial Statements)
         13.0     2003 Annual Report to Stockholders
         21.0     Subsidiary information is incorporated by reference to "Part I
                  - Subsidiaries"
         23.0     Consent of KPMG LLP
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer
         32.1 Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------
1. Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, and any amendments thereto, Registration No. 333-43281
2. Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-K/A for the year ended September 30, 2003.

3. Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-K for the year ended September 30, 2001.
4. Incorporated herein by reference into this document from the Proxy Statement for the 1998 Special Meeting of Stockholders dated September 9, 1998
5. Incorporated herein by reference into this document from the proxy statement for the 2000 Annual Meeting of Stockholders dated December 20, 1999.
6. Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-Q for the quarter ended March 31, 2002.

(b) Reports on Form 8-K

         On July 22, 2003, the Company furnished a Form 8-K in which it announced that it was restating its results of operations for the fiscal years ended September 30, 1998 through September 30, 2002 and for the quarters ending December 31, 2002 and March 31, 2003. The Registrant also announced early guidance on its expected earnings for the quarter ending June 30, 2003. A press release announcing the restatement and earnings guidance was attached by exhibit.

         On August 11, 2003, the Company furnished a Form 8-K in which it announced: (1) its results of operations for the three and nine months ended June 30, 2003; (2) that its results of operations for the fiscal years ended September 30, 1998 through September 30, 2002, and for the quarters ending December 31, 2002 and March 31, 2003 are being restated; and (3) its expectations with respect to certain aspects of its financial operations for the remainder of the 2003 fiscal year and for the 2004 fiscal year. The Company also announced the declaration of a dividend. Press releases making these announcements were attached by exhibit.

         On September 17, 2003, the Company furnished a Form 8-K in which it announced the appointment of a new President and Chief Executive Officer and Chief Financial Officer of the Company and the Bank to replace E. Lee Beard, who had resigned those positions, effective September 13, 2003. The Company also announced that in connection with Ms. Beard's resignation, the Company, the Bank and Ms. Beard entered into a severance agreement to resolve the obligation owed Ms. Beard under her existing employment agreements. A press release was attached by exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Pennsylvania Financial Corp.

By /s/   Thomas M. Petro                                January 13, 2004
   ---------------------------------
Thomas M. Petro
President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Thomas M. Petro                                    January 13, 2004
------------------------------------
Thomas M. Petro
President, Chief Executive
  Officer and Director
 (Principal Executive Officer)

/s/  Paul Conard                                        January 13, 2004
------------------------------------
Paul Conard
Director

/s/ William R. Davidson                                 January 13, 2004
------------------------------------
Dr. William R. Davidson
Director

/s/  Barbara Ecker                                      January 13, 2004
------------------------------------
Barbara Ecker
Director

/s/  R. Peter Haentjens, Jr.                            January 13, 2004
------------------------------------
R. Peter Haentjens, Jr.
Director

/s/ Thomas L. Kennedy                                   January 13, 2004
------------------------------------
Atty. Thomas L. Kennedy
Chairman of the Board

/s/ John P. Lavelle                                     January 13, 2004
------------------------------------
Honorable John P. Lavelle
Director



------------------------------------
Michael J. Leib
Director

/s/ William J. Spear                                    January 13, 2004
------------------------------------
William J. Spear
Director

/s/ Joseph Schlitzer                                    January 13, 2004
------------------------------------
Joseph Schlitzer
Director

/s/ Jerry D. Holbrook                                   January 13, 2004
------------------------------------
Jerry D. Holbrook
Chief Financial Officer and Secretary
(Principal Accounting and
 Financial Officer)