Form 10-Q
period 2003-12-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2004-02-13
CIK 1050996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

     For the transition period from __________________ to _________________

                         Commission File Number 0-49952


                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                         06-1504091
                   --------------------------------------------
                 (State or other               (I.R.S. Employer
                  jurisdiction of           Identification No.)
                  incorporation or
                  organization)

              12 E. BROAD STREET, HAZLETON, PENNSYLVANIA         18201-6591
              -------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)

                                 (570) 459-3700
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X     No
                                ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                             Yes       No X
                                 ---     ---

The Registrant had 4,181,800 of Common Stock outstanding as of February 13,
2004.

                                TABLE OF CONTENTS

Item                                                                      Page
No.                                                                       Number
---                                                                       ------


PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1 CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition at
         December 31, 2003 and September 30, 2003 (unaudited)..........................3

         Consolidated Statements of Operations for the Three Months
         Ended December 31, 2003 and 2002, as restated (unaudited).....................4

         Consolidated Statements of Comprehensive Income for the Three
         Months Ended December 31, 2003 and 2002, as restated (unaudited)..............5

         Consolidated Statements of Cash Flows for the Three Months Ended
         December 31, 2003 and 2002, as restated (unaudited)...........................6

         Notes to Consolidated Financial Statements (unaudited)........................8

Item 2   Management Discussion and Analysis of Financial Condition
         and Results of Operations....................................................19

Item 3   Quantitative and Qualitative Disclosures About Market Risk...................24

Item 4   Controls and Procedures......................................................25

Part II - OTHER INFORMATION

Item 1   Legal Proceedings............................................................26

Item 2   Changes in Securities and Use of Proceeds....................................26

Item 3   Defaults Upon Senior Securities..............................................26

Item 4   Submission of Matters to a Vote of Security Holders..........................26

Item 5   Other Information............................................................26

Item 6   Exhibits and Reports on Form 8-K.............................................26

Signatures

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                     December 31,      September 30,
                                                                                         2003              2003
                                                                                -----------------------------------
                                                                                          (in thousands)
ASSETS
  Cash and cash equivalents                                                           $ 37,094             $ 20,142
  Investment securities available-for-sale                                             310,848              326,626
  Investment securities held-to-maturity (estimated fair
    market value of $2,750 at December 31, 2003 and
    $3,622 at September 30, 2003)                                                        2,715                3,555
  Loans held for sale                                                                      876                1,073
  Loans (less allowance for loan loss of $10,228 at
    December 31, 2003 and $10,196 at September 30, 2003)                               460,761              489,986
  Accrued interest receivable                                                            3,993                3,892
  Assets acquired through foreclosure                                                    1,389                1,022
  Property and equipment, net                                                           11,765               12,152
  Goodwill                                                                               3,216                3,216
  Intangible assets                                                                      8,353                8,595
  Bank-owned life insurance                                                             11,002               10,875
  Other assets                                                                          25,805               15,161
                                                                                      --------             --------
       TOTAL ASSETS                                                                   $877,817             $896,295
                                                                                      ========             ========

LIABILITIES
  Deposits                                                                             544,376              547,305
  Federal Home Loan Bank advances                                                      244,548              258,901
  Trust-preferred debt                                                                  22,000               22,000
  Other borrowings                                                                         473                  529
  Advances from borrowers for taxes and insurance                                        1,836                1,239
  Accrued interest payable                                                               1,121                1,318
  Other liabilities                                                                      4,661                6,646
                                                                                      --------             --------
       TOTAL LIABILITIES                                                               819,015              837,938
                                                                                      --------             --------
STOCKHOLDERS' EQUITY
  Preferred stock ($.01 par value; 2,000,000 authorized shares;
    none issued)                                                                             -                    -
  Common stock, $.01 par value; 16,000,000 shares authorized,
    6,427,350 shares issued                                                                 64                   64
  Additional paid-in capital                                                            62,071               61,879
  Common stock acquired by stock benefit plans                                          (3,333)              (3,772)
  Retained earnings - substantially restricted                                          29,906               29,368
  Accumulated other comprehensive income, net                                              938                1,730
  Treasury stock, at cost (2,245,550 shares at December 31, 2003
    and 2,250,756 shares at September 30, 2003)                                        (30,844)             (30,912)
                                                                                      --------             --------
       TOTAL STOCKHOLDERS' EQUITY                                                       58,802               58,357
                                                                                      --------             --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $877,817             $896,295
                                                                                      ========             ========


See accompanying notes to the unaudited consolidated financial statements.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                  December 31,
                                                                                              As Restated
                                                                               2003               2002
                                                                               ----               ----
                                                                  (dollars in thousands, except per share data)
INTEREST INCOME
    Interest and fees on loans                                              $ 7,581             $ 8,785
    Mortgage-related securities                                               1,931               2,035
    Investment securities:
       Taxable                                                                1,011               1,183
       Non-taxable                                                              206                 233
                                                                            -------             -------
           Total interest income                                             10,729              12,236
                                                                            -------             -------
INTEREST EXPENSE
    Deposits                                                                  2,229               3,711
    Federal Home Loan Bank advances and other borrowings                      2,976               3,007
    Trust-preferred debt                                                        265                 236
                                                                            -------             -------
           Total interest expense                                             5,470               6,954
                                                                            -------             -------

NET INTEREST INCOME                                                           5,259               5,282

Provision for loan losses                                                       677                 370
                                                                            -------             -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           4,582               4,912
                                                                            -------             -------
NONINTEREST INCOME
    Service charges and other fees                                              879                 655
    Insurance premium income                                                    866                 924
    Trust income                                                                217                 232
    Gain on sale of:
       Assets acquired through foreclosure                                        -                  10
       Loans                                                                    464                 244
       Available-for-sale securities                                              -                  11
    Other                                                                       259                 542
                                                                            -------             -------
           Total noninterest income                                           2,685               2,618
                                                                            -------             -------

NONINTEREST EXPENSE
    Salaries and employee benefits                                            3,042               3,303
    Occupancy costs                                                             678                 804
    Amortization of intangibles                                                 244                 260
    Data processing costs                                                       311                 181
    Advertising                                                                 158                 264
    Professional fees                                                           435                 497
    Federal Home Loan Bank and other charges                                    237                 229
    Other                                                                       893               1,086
                                                                            -------             -------
           Total noninterest expense                                          5,998               6,624
                                                                            -------             -------
Income before income taxes                                                    1,269                 906
Income taxes                                                                    230                 237
                                                                            -------             -------
NET INCOME                                                                 $  1,039             $   669
                                                                            =======             =======
EARNINGS PER SHARE:
  Basic                                                                    $   0.27             $  0.18
                                                                            =======             =======
  Diluted                                                                      0.25                0.17
                                                                            =======             =======


See accompanying notes to the unaudited consolidated financial statements.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                       December 31,
                                                                                                                As Restated
                                                                                                    2003            2002
                                                                                                   ------          ------
                                                                                                       (in thousands)
   Net income                                                                                     $ 1,039           $ 669
   Other comprehensive income, net of tax
       Unrealized gains (losses) on securities and on retained interest on asset securitization:
       Unrealized holding gains (losses) arising during the period                                   (792)           (321)
       Less:  Reclassification adjustment for gains (losses) included in net income                     -              (7)
                                                                                                  -------           -----
       Other comprehensive income (loss)                                                             (792)           (314)
                                                                                                  -------           -----
   Comprehensive income                                                                           $   247           $ 355
                                                                                                  =======           =====


   See accompanying notes to the unaudited consolidated financial statements.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                                        December 31,
                                                                                                                 As Restated
                                                                                                     2003           2002
                                                                                                    ------         ------
  OPERATING ACTIVITIES
                                                                                                      (in thousands)
    Net income                                                                                   $  1,039         $    669
    Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                                  677              370
           Provision for assets acquired through foreclosure                                          254               93
           Depreciation                                                                               312              352
           Amortization of intangibles                                                                244              260
           Deferred income tax provision (benefit)                                                   (818)          (2,745)
           ESOP shares committed to be released                                                       186              288
           Stock award expense                                                                          -               58
           Bank-owned life insurance income                                                          (127)               -
           Origination of loans held for sale                                                      (8,556)               -
           Proceeds from loans sold                                                                25,699            8,558
           Amortization and accretion on:
             Held to maturity securities                                                               (5)              (1)
             Available for sale securities                                                            385              753
           Amortization of deferred loan fees                                                        (154)            (252)
           (Gain) loss on sale of:
             Assets acquired through foreclosure                                                        -              (10)
             Loans                                                                                   (464)            (244)
             Available for sale securities                                                              -              (11)
             Disposal of fixed assets                                                                  12                -


     Changes in assets and liabilities:
           Decrease (increase) in accrued interest receivable                                        (101)             (61)
           Decrease (increase) in other assets                                                     (6,021)            (815)
           Increase (decrease) in accrued interest payable                                           (197)              41
           Increase (decrease) in accrued taxes payable                                                 -            3,002
           Increase (decrease) in other liabilities                                                (1,861)            (545)
                                                                                                 --------         --------
             Net cash provided by operating activities                                             10,504            9,760
                                                                                                 --------         --------

  INVESTING ACTIVITIES
  Net decrease (increase) in loans                                                               $ 11,288         $ (9,604)
  Proceeds from sale of:
    Available-for-sale securities                                                                   1,442                -
    Assets acquired through foreclosure                                                               311              390
  Proceeds from repayments of held-to-maturity securities                                             845                -
  Proceeds from repayments of available-for-sale securities                                        18,139           58,333
  Purchase of:
    Available-for-sale securities                                                                  (4,935)         (53,757)
    Office properties and equipment                                                                   (71)            (163)
    Bank-owned life insurance                                                                           -             (157)
    Federal Home Loan Bank stock                                                                     (525)            (586)
                                                                                                 --------         --------
             Net cash provided by (used for) investing activities                                $ 26,494         $ (5,544)
                                                                                                 --------         --------

                      NORTHEAST PENNSYLVANIA FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                                        As Restated
                                                                                           2003             2002
                                                                                         --------         --------
FINANCING ACTIVITIES
  Net increase in deposit accounts                                                       $ (2,929)        $  7,550
  Net increase (decrease) in Federal Home Loan Bank short-term advances                   (52,500)               -
  Net increase (decrease) in Federal Home Loan Bank long-term advances                     34,994               (5)
  Net increase in advances from borrowers for taxes and insurance                             597              138
  Net increase (decrease) in other borrowings                                                 (56)          (1,909)
  Proceeds from issuance of trust-preferred securities                                          -           15,000
  Purchase of stock for stock employee compensation trust                                       -             (581)
  Stock issued for purchase of Higgins Insurance Associates, Inc                              101                -
  Cash dividend on common stock                                                              (501)            (490)
  Stock options exercised                                                                     248               31
                                                                                         --------         --------
    Net cash provided by (used for) financing activities                                  (20,046)          19,734
                                                                                         --------         --------
    Increase (decrease) in cash and cash equivalents                                       16,952           23,950

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               20,142           25,302
                                                                                         --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 37,094         $ 49,252
                                                                                         ========         ========

SUPPLEMENTAL INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings                                                  $  5,005         $  6,941
    Income taxes                                                                               56              345
  Supplemental disclosures - non-cash and financing information:
    Transfer from loans to assets acquired through foreclosure                                932            1,129
    Net change in other comprehensive income                                                 (792)            (314)





See accompanying notes to the unaudited consolidated financial statements.

                     Northeast Pennsylvania Financial Corp.
             Notes to Consolidated Financial Statements (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Northeast Pennsylvania Financial Corp. (the "Company") is a thrift holding company organized under the laws of the state of Delaware. The Company's principal subsidiary, First Federal Bank (the "Bank"), is a savings bank organized under the laws of the United States. The Bank provides a wide range of financial products and services to individual and corporate customers through its community offices in Northeastern and Central Pennsylvania. Such products include checking accounts, savings accounts, certificates of deposit, commercial, consumer, real estate and home equity loans. The Bank is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal bank regulatory agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation and Presentation

The accompanying financial statements of the Company include the accounts of the Bank, Abstractors, Inc., NEP Trust Co. (the "Trust Co." ) and Higgins Insurance Associates, Inc. ("Higgins"). The Bank, Abstractors, Inc., the Trust Co. and Higgins are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. The Trust Co. offers trust, estate and asset management services and products. Higgins provides insurance and investment products to individuals and businesses. Also, the Company has two trust subsidiaries established in connection with trust preferred offerings. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current period's presentation. Such reclassifications had no effect on net income or stockholders' equity and do not relate to the restatements described in Footnote 2.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report for the year ended September 30, 2003. The results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

The Company follows accounting principles and reporting practices which are generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to determination of the allowance for loan losses, the evaluation and realizability of deferred taxes and the evaluation of other than temporary impairment for investments.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Company's primary credit risk is the risk of defaults in the Company's loan portfolio that result from borrowers inability or unwillingness to make contractually required payments. The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in Northeastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers' geographic regions and the borrowers' financial conditions. Market risk reflects changes in the value of the collateral underlying loans, the valuation of real estate held by the Company, and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

The Bank is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Bank also undergoes periodic examinations by the regulatory agencies that may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

Stock Options

The Company maintains stock option plans for officers, employees, and directors. When the exercise price of the Company's stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair-value accounting provisions of SFAS No. 123, and has instead continued to apply APB Opinion No. 25 and related interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS No. 123; accordingly, no expense is recognized in the Consolidated Statement of Operations.

The following table represents the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                                 Three Months Ended December 31,
                                                                                                     As  Restated
                                                                                     2003                2002
                                                                                     ----                ----
                                                                         (Dollars in thousands, except per share data)
Net income, as reported:                                                           $1,039               $  669
Less: proforma expense related
       to stock options                                                            $   68                   83
                                                                                   ------               ------

Proforma net income                                                                $  971               $  586
                                                                                   ======               ======
Basic net income per common share:
       As reported                                                                 $ 0.27               $ 0.18
       Pro forma                                                                     0.25                 0.16


Diluted net income per common share:
       As reported                                                                 $ 0.25               $ 0.17
       Pro forma                                                                     0.24                 0.15


The effects on pro forma net income and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

2.  EFFECTS OF RESTATEMENT

The Consolidated Financial Statements as presented for the three months ended December 31, 2002 have been restated to reflect the correction of accounting errors for the Company's indirect automobile, mortgage and consumer loan portfolios. Such errors were discovered in July 2003 and were primarily the result of computer coding errors and did not impact any loan customers.

In September 2003, the Company completed a review of its accounting records and discovered additional accounting errors. As such, the Company has further restated its financials for the three months ended December 31, 2002 to reflect the correction of additional accounting errors related to an underaccrual in the Company's health and welfare benefit plans. Such errors resulted in an increase in salaries and employee benefits.

These errors had no material effect on the Company's cash flows for operating, investing or financing activities.

The cumulative effect of these accounting errors reduced the Company's aggregate net earnings as follows for the period presented:

                                                                                       Three Months
                                                                                          Ended
                                                                                       December 31,
                                                                                            2002
                                                                                      -------------
Net income prior to restatements                                                             $  943

Adjustment for interest and fees on loans, net of tax benefit                                  (292)

Adjustment for gain on sale of loans, net of tax expense                                         66
                                                                                             ------
Net income after 1st restatement                                                                717

Adjustment for salaries and employee benefits, net of tax benefit                               (48)
                                                                                             ------
NET INCOME, AS ADJUSTED, AFTER 2ND RESTATEMENT                                               $  669
                                                                                             ======

EARNINGS PER SHARE (EPS)

Basic EPS prior to restatements                                                              $ 0.25

  Adjustment for interest and fees on loans, net of tax benefit                               (0.08)

  Adjustment for gains on sale of loans, net of tax expense                                    0.02
                                                                                             ------
  Basic EPS after 1st restatement                                                            $ 0.19

  Adjustment for salaries and employee benefits, net of tax benefit                           (0.01)
                                                                                             ------
Basic EPS, as adjusted, net of tax benefit, after 2nd restatement                            $ 0.18
                                                                                             ======

Diluted EPS prior to restatements                                                            $ 0.24

  Adjustment for interest and fees on loans, net of tax benefit                               (0.07)

  Adjustment for gain on sale of loans, net of tax expense                                     0.01
                                                                                             ------
  Diluted EPS after 1st restatement                                                            0.18

  Adjustment for salaries and employee benefits, net of tax benefit                           (0.01)
                                                                                             ------
Diluted EPS, as adjusted, net of tax benefit, after 2nd restatement                          $ 0.17
                                                                                             ======

3.  EARNINGS PER SHARE

Earnings per share ("EPS"), basic and diluted, were $0.27 and $0.25, respectively, for the three months ended December 31, 2003 compared to $0.18 and $0.17, respectively, for the three months ended December 31, 2002.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                                          As Restated
                                                                                   2003                      2002
                                                                                ---------                -----------
Net income                                                                      $   1,039                  $     669
                                                                                ==========                 =========

Weighted-average common shares
  outstanding                                                                    6,427,350                  6,427,350

Average treasury stock shares                                                   (2,250,700)                (2,257,125)

Average common stock acquired by stock benefit plans:
    Stock employee compensation trust                                              (55,103)                   (66,852)
    Stock awards unallocated, net                                                  (46,092)                   (75,636)
    ESOP shares unallocated, net                                                  (256,536)                  (263,518)
                                                                                ----------                 ----------

Weighted-average common shares used
  to calculate basic earnings per share                                          3,818,919                  3,764,219

Dilutive effect of stock awards                                                     44,693                     14,476

Dilutive effect of outstanding
  stock options                                                                    220,962                    176,590
                                                                                ----------                 ----------
Weighted-average common shares used
  to calculate diluted earnings per share                                        4,084,574                  3,955,285
                                                                                ==========                 ==========

Earnings per share-basic                                                        $     0.27                 $     0.18
Earnings per share-diluted                                                      $     0.25                 $     0.17

Diluted earnings per share include the dilutive effect of the Company's weighted-average stock options/awards outstanding using the Treasury Stock method. The Company had anti-dilutive common stock options outstanding of 32,000 and 9,535 for the three months ended December 31, 2003 and 2002, respectively. These options are not included in the calculation of diluted earnings per share for the periods presented.

4.  INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                                                     December 31, 2003
                                                            ------------------------------------
                                                                       (in thousands)
                                                                  Gross               Gross            Estimated
                                             Amortized          Unrealized          Unrealized           Market
Available-for-sale securities:                 Cost               Gains               Losses             Value
                                             ---------          ----------          ----------         ---------
  U.S. Government agency
    securities                               $  24,035          $       78          $      (60)        $  24,053
  Municipal securities                          12,500                 133                 (10)           12,623
  Corporate securities                          34,624               1,550                  (4)           36,170
  Trust Preferred securities                    12,746                 367                (327)           12,786
  Mortgage-backed securities                   205,245               1,122              (1,018)          205,349
                                             ---------          ----------          ----------         ---------
    Total debt securities                      289,150               3,250              (1,419)          290,981
                                             ---------          ----------          ----------         ---------

  FHLB Stock                                    12,070                   -                   -            12,070
  FHLMC stock                                    2,242                   -                (275)            1,967
  FNMA stock                                     6,000                  10                (275)            5,735
  Other equity securities                           78                  22                  (5)               95
                                             ---------          ----------          ----------         ---------
    Total equity securities                     20,390                  32                (555)           19,867
                                             ---------          ----------          ----------         ---------

       Total                                 $ 309,540          $    3,282          $   (1,974)        $ 310,848
                                             =========          ==========          ==========         =========

Held-to-maturity securities:

    Municipal securities                     $   2,715          $       35          $        -         $   2,750
                                             ---------          ----------          ----------         ---------

       Total                                 $   2,715          $       35          $        -         $   2,750
                                             =========          ==========          ==========         =========


                                                                    September 30, 2003
                                                            ------------------------------------
                                                                       (in thousands)
                                                                  Gross               Gross            Estimated
                                             Amortized          Unrealized          Unrealized           Market
Available-for-sale securities:                 Cost               Gains               Losses             Value
                                             ---------          ----------          ----------         ---------

  U.S. Government agency
    securities                               $  26,089          $      204          $       (4)        $  26,289
  Municipal securities                          14,983                 151                   -            15,134
  Corporate securities                          38,769               1,814                 (12)           40,571
  Trust Preferred securities                    12,754                 474                (429)           12,799
  Mortgage-backed securities                   210,144               1,652                (831)          210,965
                                             ---------          ----------          ----------         ---------
    Total debt securities                      302,739               4,295              (1,276)          305,758
                                             =========          ==========          ==========         =========

  FHLB Stock                                    12,987                   -                   -            12,987
  FHLMC stock                                    2,241                   -                (304)            1,937
  FNMA stock                                     6,000                  20                (170)            5,850
  Other equity securities                           78                  22                  (6)               94
                                             ---------          ----------          ----------         ---------
    Total equity securities                     21,306                  42                (480)           20,868
                                             =========          ==========          ==========         =========

       Total                                 $ 324,045          $    4,337          $   (1,756)        $ 326,626
                                             =========          ==========          ==========         =========
    Held-to-maturity securities:

  Municipal securities                       $   3,555          $       67          $        -         $   3,622
                                             ---------          ----------          ----------         ---------
            Total                            $   3,555          $       67          $        -         $   3,622
                                             =========          ==========          ==========         =========

5.  LOANS

Loans consists of the following:

                                                                                   December 31,      September 30,
                                                                                      2003               2003
                                                                                   -----------       -------------
                                                                                          (in thousands)
    Real Estate Loans:
      One-to four-family                                                            $ 126,597           149,741
      Multi-family and commercial                                                      66,563            64,343
      Construction                                                                     18,417            22,384
                                                                                    ---------          --------
        Total real estate loans                                                       211,577           236,468
                                                                                    ---------          --------

    Consumer Loans:
      Home equity loans and lines of credit                                            71,426            73,036
      Automobile                                                                      137,533           136,182
      Unsecured lines of credit                                                         3,701             3,455
      Other                                                                             8,908             9,421
                                                                                    ---------          --------
        Total consumer loans                                                          221,568           222,094
                                                                                    ---------          --------

    Commercial Loans                                                                   39,114            43,203
                                                                                    ----------         --------

        Total loans                                                                   472,259           501,765

    Less:
      Deferred loan fees, net                                                          (1,270)           (1,583)
      Allowance for loan losses                                                       (10,228)          (10,196)
                                                                                    ---------          --------

              Net loans                                                             $ 460,761          $489,986
                                                                                    =========          ========


The activity in the allowance for loan losses is as follows (in thousands):

                                                           Three Months
                                                              Ended             Year Ended
                                                           December 31,       September 30,
                                                               2003                2003
                                                          --------------      -------------
                                                                   (in thousands)
Balance, beginning                                          $ 10,196             $  5,449
  Provisions charged to income                                   677                6,852
  Charge-offs                                                   (804)              (2,251)
  Recoveries                                                     159                  146
                                                           ---------             --------

Balance, end                                                $ 10,228             $ 10,196
                                                           =========             ========

6.  ASSET SECURITIZATION

In June 2002, the Bank sold $50.0 million in automobile loan receivables through a securitization transaction. In the transaction, automobile loan receivables were transferred to an independent trust (the "Trust") that issued certificates representing ownership interests in the Trust, primarily to institutional investors. Although the Bank continues to service the underlying accounts and maintain the customer relationships, this transaction is treated as a sale for financial reporting purposes to the extent of the investors' interest in the Trust. Accordingly, the receivables associated with the investors' interests are not reflected on the Consolidated Statement of Financial Condition. In connection with this transaction, the Bank enhanced the credit protection of the certificateholders by funding a cash reserve account.

In connection with this June 2002 transaction, the Bank originally recorded a pre-tax gain on the sale of auto loans of $854,000, which was included in gain on sale of loans in the Consolidated Statement of Operations. In July 2003, the Company discovered that computer coding errors related to the indirect automobile loan portfolio also impacted the original gains related to this securitization. As such, the Company has retroactively adjusted the original gain, as well as key assumptions, to collectively reflect a pre-tax gain of $407,000. At the time of the transaction, the Bank also recognized a retained interest related to the loan sale, which includes an Interest-Only Strip and cash reserve account. The cash reserve account is subject to liens by the providers of the credit enhancement facilities for the securitizations.

As of December 31, 2003, the balance of automobile loan receivables in the Trust was $20.0 million. Because the historical performance of the receivables met the established criteria as of September 30, 2003, the balance of the cash reserve account was reduced from 4.75% to 3.00% of the original balance at that time. The aggregate balance of the retained interest totaled approximately $1.4 million at December 31, 2003.

The key assumptions used in measuring the fair value of the retained interest and cash collateral account for the transaction is shown in the following table:

Retained interest                                                            December 31, 2003
                                                                             -----------------
     Average annual repayment rate                                                  1.5%
     Average annual expected default rate                                           3.0%
     Discount rate                                                                 10.0%
     Weighted average life of underlying automobile
          loans                                                                33 months

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

                                                                            December 31, 2003
                                                                            -----------------
                                                                              (in thousands)
Fair value of retained interest                                                $   1,424

Weighted-average repayment rate assumption:
               Pre-tax decrease to earnings due to a 10% adverse change        $      12
               Pre-tax decrease to earnings due to a 20% adverse change        $      14

Weighted-average expected default rate:
               Pre-tax decrease to earnings due to a 10% adverse change        $      49
               Pre-tax decrease to earnings due to a 20% adverse change        $      87

Weighted-average discount rate:
               Pre-tax decrease to earnings due to a 10% adverse change        $      21
               Pre-tax decrease to earnings due to a 20% adverse change        $      42

As of December 31, 2003, the weighted-average life (in years) of the underlying automobile loans in the Trust was 33 months. The terms of the transaction included provisions related to the performance of the underlying receivables and other specific conditions that could result in an early payout of invested amounts to the certificateholders.

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

7.  DEPOSITS

Deposits consist of the following major classifications:

                                                December 31, 2003                     September 30, 2003
                                             -----------------------             ---------------------------
                                                             Percent                                Percent
                                              Amount        of Total              Amount            of Total
                                             ---------      --------             -------            --------
                                                                    (in thousands)
Noninterest-bearing                          $  44,897          8.25%           $  36,451              6.66%
                                             ---------       -------            ---------            -------
Interest-bearing:
     Savings                                    95,057         17.46               97,499              17.81
     NOW accounts                               95,761         17.59               88,130              16.10
     Money market                               90,774         16.67               95,972              17.54
                                             ---------       -------            ---------            -------
                                               281,592         51.72              281,601              51.45
                                             ---------       -------            ---------            -------

Certificates of deposit $100,000
  or greater                                    33,194          6.10               33,584               6.14
Certificates of deposit less
  than $100,000                                184,693         33.93              195,669              35.75
                                             ---------       -------            ---------            -------
                                               217,887         40.03              229,253              41.89
                                             ---------       -------            ---------            -------

               Total                         $ 544,376        100.00%           $ 547,305             100.00%
                                             =========       =======            =========            =======

8.   FEDERAL HOME LOAN BANK ADVANCES

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (the "FHLB"), the Bank maintains otherwise unencumbered qualifying assets (principally one-to-four family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank's FHLB stock is also pledged to secure these advances. At December 31, 2003 and September 30, 2003, such advances mature as follows:

                                                                  December 31,
                                                Weighted              2003
         Due by December 31,                  Average Rate        (in thousands)
       ----------------------                 ------------        --------------
                 2004                               3.62%          $  77,000
                 2005                               4.67             107,000
                 2006                               4.74               2,084
                 2007                               5.06               5,000
                 2008                               4.89              10,000
              Thereafter                            5.40              43,464
                                                 -------            --------
     Total FHLB advances                            4.48%          $ 244,548
                                                 =======           =========

                                                                                 September 30,
                                                            Weighted                  2003
         Due by September 30,                             Average Rate           (in thousands)
     -----------------------------                      -----------------       -----------------
                 2004                                        3.59%                $ 109,500
                 2005                                        6.34                    52,000
                 2006                                        5.33                    42,000
                 2007                                        5.05                     5,085
                 2008                                        4.89                    10,000
              Thereafter                                     5.40                    40,316
                                                           ------                  --------
     Total FHLB advances                                     4.79%                $ 258,901
                                                           ======                 =========

9.  TRUST PREFERRED SECURITIES

On April 10, 2002, NEP Capital Trust I, a Delaware statutory business trust, issued $7.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $217,000 payment for the Trust's common securities, were used to acquire $7.2 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11% is effective through April 11, 2007. The stated maturity of the Debentures is April 22, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after April 22, 2007. The Company recognized an amortizable intangible asset with a value of $220,000 relating to the issuance costs of these trust preferred securities.

On October 29, 2002, NEP Capital Trust II, a Delaware statutory business trust, issued $15.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $464,000 payment for the Trust's common securities, were used to acquire $15.5 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust quarterly at 3.45% over the three-month LIBOR, with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The stated maturity of the Debentures is November 7, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after August 7, 2007. The Company recognized an amortizable intangible asset with a value of $450,000 relating to the issuance costs of these trust preferred securities.

A summary of the trust securities issued and outstanding at December 31, 2003 is as follows:

                                                           Prepayment                          Distribution
                                 Amount                       Option                              Payment
Name                          Outstanding      Rate            Date              Maturity        Frequency
---------------------       --------------   ---------     ------------        -----------     -------------
NEP Capital Trust I         $   7,000,000      4.92%         4/22/2007          4/22/2032      Semi-annually
NEP Capital Trust II        $  15,000,000      4.63%         8/7/2007           11/7/2032        Quarterly

10. GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill and other intangible assets is as follows:

                                                                    At December 31 and September 30, 2003
                                                           Gross                                    Net
                                                         Carrying       Accumulated               Carrying
 Goodwill                                                 Amount        Amortization               Amount
 ------------------------------------------              --------     ----------------           ----------
                                                                       (in thousands)
 Acquisition of:
   Abstractors                                           $   248         $  (160)                $    88
   Security Savings Association of Hazleton                  571             (28)                    543
   Higgins Insurance Associates, Inc.                      2,519            (134)                  2,385
   Schuylkill Savings and Loan Association                   200               -                     200
                                                         -------         -------                 -------

 Total goodwill                                          $ 3,538         $  (322)                $ 3,216
                                                         =======         =======                 =======


                                               At December 31, 2003                         At September 30, 2003
                                               --------------------                         ---------------------
                                        Gross                          Net        Gross                             Net
                                       Carrying      Accumulated    Carrying     Carrying        Accumulated      Carrying
Other Intangible Assets                 Amount      Amortization     Amount       Amount        Amortization       Amount
-----------------------                -------      ------------    --------     ---------      -------------     -------
                                                   (in thousands)                               (in thousands)
Amortizing:
  Omega core deposit intangible       $  1,537        $   (981)      $  556      $  1,537         $   (950)       $  587
  Security Savings Association
    of Hazleton core deposit
    intangible                           9,086          (2,049)       7,037         9,086           (1,977)        7,109
  Schuylkill Savings and Loan
    Association core deposit
    intangible                             255             (57)         198           255              (50)          205
  Other intangibles                        959            (472)         487           959             (340)          619
Nonamortizing intangible assets
  Other intangible assets                   75               -           75            75                -            75
                                      --------        --------      -------      --------         --------        ------
Total other intangible assets         $ 11,912        $ (3,559)     $ 8,353      $ 11,912         $ (3,317)       $8,595
                                      ========        ========      =======      ========         ========        ======


Nonamortizing intangible assets consist of title plant of $75,000 at December 31, 2003 and 2002.

Amortization expense of other amortizing intangible assets for the three months ended December 31, 2003 and December 31, 2002 is as follows:

                                             For the Three Months Ended
                                                    December 31,
                                              2003              2002
                                             ------            ------
                                                   (in thousands)

     Core deposit intangibles                 $ 111            $ 210
     Other amortizing intangibles               133               50
                                              -----            -----
     Total amortizing intangibles             $ 244            $ 260
                                              =====            =====

The estimated amortization expense of amortizing intangible assets for each of the five succeeding fiscal years is as follows:

                                                    Core               Other              Total
                                                   Deposit           Amortizing         Amortizing
                                                 Intangibles         Intangibles        Intangibles
                                                ------------        ------------       -------------
                                                                   (in thousands)
  Estimated Annual Amortization Expense
  -------------------------------------

  For the year ended September 30, 2004            $ 750               $ 176              $ 926
  For the year ended September 30, 2005              644                 176                820
  For the year ended September 30, 2006              586                 145                731
  For the year ended September 30, 2007              558                  90                648
  For the year ended September 30, 2008              539                   -                539



There were no intangible assets acquired during the three months ended December 31, 2003.

11.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the quarter ended December 31, 2003, the Bank began using derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities. These instruments consist of interest rate swaps that have underlying interest rates based on key benchmark indices. The nature and volume of derivative instruments used to manage interest rate risk depend on the level and type of liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

During the quarter ended December 31, 2003, the Bank entered into pay-variable received-fixed interest rate swaps with a notional amount of $40 million that have been designated to hedge changes in the fair value of certain FHLB advances. The Bank includes all components of each derivative's fair value in the assessment of hedge effectiveness. For the three months ended December 31, 2003, no gain or loss was required to be recognized in earnings associated with these fair value hedges. Additionally, no hedge ineffectiveness was noted as of December 31, 2003.

Following is a summary of the derivatives designated as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended:

                                                                                   At December 31, 2003
                                                                                      (in thousands)

                                                                                                 Weighted Average
                                                                                       ------------------------------------
                                                        Notional                       Receive         Pay           Life
                                                         Amount         Asset           Rate           Rate         (Years)
                                                        ---------      -------         -------        ------        -------
Fair Value Hedges:
  Receive fixed-pay variable interest rate swaps        $ 40,000       $ 3,153          5.42%          2.97%          9.6


12.      SUBSEQUENT EVENTS

On October 27, 2003, the Bank entered into an agreement to sell its branch located in Danville, Pennsylvania, to First National Bank of Berwick, Berwick, Pennsylvania. This transaction was completed on January 1, 2004. The Bank transferred approximately $10.3 million in deposits and approximately $650,000 in real estate and equipment of this branch. The Bank expects to report a pre-tax gain of approximately $500,000 related to this sale in its quarterly earnings for the period ended March 31, 2004.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-Q includes certain forward-looking statements based on current management expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Reform Act of 1995 and is including this statement for purposes of such safe harbor provisions. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, changes in general economic conditions, legislative and regulatory changes, changes in the monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law and regulation, the Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

A.  General

The Company's results of operations are dependent primarily on the results of operation of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. However, noninterest income has become a meaningful component of the Company's operations mainly due to fees earned by non-bank subsidiaries. Results of operations are also affected by the Company's provision for loan losses, loan and security sales activities, service charges and other fee income, and non-interest expense. The Company's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

The Company's results of operations have been restated for the December 2002 quarter to reflect the correction of accounting errors related to the Company's indirect automobile, mortgage and consumer loan portfolios and an underaccrual in an employee health and welfare benefit plan. The net effect of such restatements was to reduce interest income, increase operating expenses and reduce retained earnings. See Footnote 2 to the unaudited Consolidated Financial Statements for a description of the effects on the periods presented in this current report on Form 10-Q.

B.  Management Strategy

The long-term strategy of the Company is to become a high-performing financial service company focusing on its customer needs for high-quality financial products and services. The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. To promote long-term financial strength and profitability, the Company's operating strategy is focused on originating high-quality consumer and small-business commercial loans and deposit relationships. The Company also manages an investment portfolio of high-quality mortgage-related securities which are funded with long-term Federal Home Loan Bank advances and deposits. The Company currently sells newly originated fixed-rate residential mortgages in the secondary market.

In September 2003, the Board of Directors initiated several management and operational changes including appointing two seasoned bank executives to lead the Company. As a result of these changes, the Company began a process to reposition the balance sheet and improve earnings. Changes include divesting certain fixed-rate residential mortgage loans and investment securities and reinvesting these proceeds in similar assets that are interest-rate sensitive and have shorter durations. This resulted in the sale of $16.2 million of modified fixed-rate residential mortgage loans. The Company also began evaluating alternatives to restructure a portion of its long-term fixed-rate FHLB borrowings to improve net interest income and more effectively manage the Bank's interest-rate risk position. This resulted in the Bank entering into interest-rate swap contracts whereby $40 million of such long-term fixed-rate advances were swapped to variable rates.

As part of this repositioning, on January 1, 2004 the Bank sold the fixed assets and transferred the deposits of its branch office located in Danville, Pennsylvania to the First National Bank of Berwick, located in Berwick, Pennsylvania, a subsidiary of First Keystone Corporation. The transaction resulted in the transfer of approximately $10.3 million in deposits and $650,000 of real estate and equipment. The Bank expects to report a pretax gain of approximately $500,000 from this transaction in its quarterly earnings for the period ended March 31, 2004.

Other management initiatives include instituting pricing discipline in each of the Company's product lines, improving credit policy, decreasing the levels of nonperforming assets and increasing core deposits and business lending.


C.  Critical Accounting Policies

The Company has established various accounting policies that govern the application of principles generally accepted in the United States in the preparation of its financial statements. Significant accounting policies are described in the Footnotes to the September 30, 2003 Consolidated Financial Statements. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Although we believe we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.

D.  Nonperforming Assets

Nonperforming assets, which include nonaccruing loans, real estate owned and repossessed assets can negatively affect the Company's results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table presents information regarding the Bank's nonperforming loans, real estate owned and other repossessed assets at the dates indicated:

                                                                            December 31,       September 30,
                                                                               2003                2003
                                                                           -------------       -------------
                                                                                (dollars in thousands)
Nonperforming assets:
  Nonaccruing loans                                                           $ 10,281           $ 12,479
  Real estate owned and other repossessed assets                                 1,389              1,022
                                                                              --------            -------
    Total nonperforming assets                                                  11,670             13,501
  Troubled debt restructurings                                                       -                  -
                                                                              --------            -------

    Troubled debt restructurings and total nonperforming assets               $ 11,670           $ 13,501
                                                                              ========           ========
  Total nonperforming loans as a percentage of total loans (1)                   2.18%              2.49%
  Total nonperforming assets as a percentage of total assets                      1.33               1.51


(1) Total loans excludes the allowance for loan losses and deferred loan fees.

The $1.8 million reduction in nonperforming assets during the quarter ended December 31, 2003 was primarily the result of the balances on several nonaccruing commercial loans being reduced due to cash collections.

E.       Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank's primary sources of funds are deposits, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2003, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $347.9 million, or 39.6% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances, brokered certificates of deposit and fed funds lines of credit. At December 31, 2003, the Bank had approximately $157.0 million in available liquidity. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to use FHLB borrowings to fund asset growth. In addition to these traditional funding sources, the Bank may use alternative funding sources, such as brokered certificates of deposits and other borrowings to fund assets.

At December 31, 2003, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $64.5 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account and KEOGH accounts, which are scheduled to mature in less than one year from December 31, 2003 totaled $76.7 million. Based on past experience, the Bank expects that many of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At December 31, 2003, the Bank had $33.2 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities that mature in less than one year.

The primary sources of funding for the Company are dividend payments from the Bank, sales and maturities of investment securities, borrowings and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company's repurchase of its stock, to pay cash dividends, and to pay interest on the trust-preferred securities. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision (the "OTS"). Additionally, the OTS may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital and tangible capital (as defined) to total assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios at December 31, 2003 and September 30, 2003 are presented in the following table:

                                                                           As of December 31, 2003
                                                                           -----------------------
                                                                            (dollars in thousands)
                                                                                                    To be Well Capitalized
                                                                                   For Capital      under prompt corrective
                                                          Actual              Adequacy Purposes        Action Provisions
                                                          ------              -----------------        -----------------
                                                    Amount       Ratio(1)     Amount      Ratio(1)   Amount     Ratio(1)
                                                   -------       -------      -----       -------    ------     -------
Risk-based Capital
(Total Capital to risk-weighted assets)            $61,052        11.47%      $42,567      >8.00%    $53,209    >10.00%
Tier I Capital
(to risk-weighted assets)                           54,365        10.22%       21,284      >4.00%     31,925     >6.00%
Core Capital
(Tier I Capital to adjusted total assets)           55,801         6.51%       34,297      >4.00%     42,872     >5.00%
Tangible Capital
(Tangible capital to tangible assets)               55,801         6.51%       12,862      >1.50%     N/A           N/A



                                                                           As of September 30, 2003
                                                                           ------------------------
                                                                            (dollars in thousands)
                                                                                                   To be Well Capitalized
                                                                              For Capital          under prompt corrective
                                                          Actual            Adequacy Purposes        Action Provisions
                                                          ------            -----------------        -----------------
                                                    Amount    Ratio(1)     Amount      Ratio(1)     Amount       Ratio(1)
                                                    ------    -------      ------      -------      ------       -------
Risk-based Capital
(Total Capital to risk-weighted assets)            $59,441     10.52%     $45,205      >8.00%      $56,506       >10.00%
Tier I Capital
(to risk-weighted assets)                           52,406      9.27%      22,602      >4.00%       33,904        >6.00%
Core Capital
(Tier I Capital to adjusted total assets)           54,053      6.17%      35,045      >4.00%       43,806        >5.00%
Tangible Capital
(Tangible capital to tangible assets)               54,053      6.17%      13,142      >1.50%          N/A           N/A

(1) For the periods presented the components of tangible capital were the same as those of core capital. Tangible and core capital are computed as a percentage of adjusted total assets and tangible assets of $857 million and $876 million at December 31, 2003 and September 30, 2003, respectively. Risk-based capital and Tier I capital are computed as a percentage of risk-weighted assets of $532 million and $565 million at December 31, 2003 and September 30, 2003, respectively. Tier I capital is reduced by the amount of low-level recourse and residual interests to compute Tier I capital.

F. Comparison of Financial Condition at December 31, 2003 and September 30, 2003

Total assets decreased $18.5 million from $896.3 million at September 30, 2003 to $877.8 million at December 31, 2003. Total loans decreased by $29.2 million from the level at September 30, 2003. The decrease was primarily due to the sale of $16.2 million of modified fixed-rate one-to-four family mortgages. This sale was completed as part of the process to reposition the Bank's balance sheet and improve earnings and interest-rate sensitivity. Other decreases in loans were due to repayments and maturities of commercial, consumer and residential loans. Investment securitites available-for-sale decreased by $15.8 million due to payments. In October 2003, the Bank ceased originating higher risk indirect automobile loans. At December 31, 2003, indirect automobile loans totalled $129.7 million, compared to $131.1 million at September 30, 2003. The Company expects indirect automobile balances to decrease during fiscal 2004.

Total liabilities decreased $18.9 million from $837.9 million at September 30, 2003 to $819.0 million at December 31, 2003, due primarily to a $14.4 million decrease in FHLB advances. Deposits decreased $2.9 million from $547.3 million as of September 30, 2003 to $544.3 million at December 31, 2003. The largest decrease was in certificates of deposit. Deposit decreases were largely due to the continued lower interest-rate environment and a decision by the Bank to lower the interest rates it pays on certain deposit products. The Bank's strategy is to offer competitive interest rate deposit products to retail customers while providing core transaction account products to businesses and individuals. The reduction in FHLB advances was due to maturing advances of $55.0 million during December, of which $35.0 million was extended for a two-year term at lower market rates.

G. Comparison of Operating Results for the Three Months ended December 31, 2003 and December 31, 2002

General. The Company reported net income of $1.0 million and net income of $669,000 for the three months ended December 31, 2003 and December 31, 2002, respectively. Basic and diluted earnings per share increased to $0.27 and $0.25 per share, respectively, for the three months ended December 31, 2003 compared to $0.18 and $0.17 per share, respectively, for the same period in fiscal 2003.

Interest Income. Total interest income decreased $1.5 million, or 12.3%, from $12.2 million for the three months ended December 31, 2002 to $10.7 million for the three months ended December 31, 2003. This decrease was primarily due to a 50 basis point decline on the tax-equivalent yield on earning assets to 5.26% for the three months ended December 31, 2003 as compared to 5.76% for the same three month period ended December 31, 2002. Average market rates were lower in the quarter ended December 31, 2003 when compared to the same period in 2002. Interest income on loans decreased $1.2 million primarily due to a 88 basis point decrease in the yield due to lower rates, combined with a $9.1 million decrease in the average balance of loans. Interest income on mortgage-related securities decreased $104,000 due to a decrease in the average balance by $20.2 million, offset by a 14 basis point increase in yield. Interest income on taxable investment securities decreased $172,000 due to a 50 basis point decline in the yield.

Interest Expense. Interest expense decreased $1.5 million, or 21.3%, from $7.0 million for the three months ended December 31, 2002 to $5.5 million for the three months ended December 31, 2003. The decline in interest expense was primarily attributable to declining interest rates as the average rate paid on deposits decreased in the quarter ended December 31, 2003 to 1.75% from 2.54% in the quarter ended December 31, 2002. Also during the quarter, the Bank entered into several derivative contacts which swapped the fixed rates the Bank pays on $40.0 million of FHLB advances to variable rates. The effect of this transaction was to reduce the average rate the Bank is paying on these borrowings from approximately 5.42% to 2.97% during the quarter. While this transaction added interest rate volatility, the overall asset/liability position of the Bank remains within acceptable risk parameters. Also in December 2003, approximately $35.0 million of long-term fixed rate advances with an average rate of 5.84% matured and were replaced with two-year fixed rate advances with an average rate of 2.17%. These transactions resulted in a 74 basis point decrease in the average rate on FHLB advances and other borrowings between comparable quarters, offset by a $29.9 million increase in average balances of such borrowings.

Provision for Loan Losses. The Company records a provision for loan losses in order to maintain the allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses. Management's evaluation is based upon a continuing review of the portfolio and requires significant management judgment. The Bank's provision for loan losses for the three months ended December 31, 2003 increased $307,000 to $677,000 when compared to the comparable 2003 fiscal period. The increase was due to increased mortgage and consumer charge-offs and the continued high level of nonperforming loans and classified assets and reflect, among other things, loan growth and changes in the composition of the portfolio to higher risk indirect automobile and construction loans. See the Nonperforming Assets section of Management's Discussion and Analysis for a further analysis of asset quality. Net loan charge-offs were $645,000 for the quarter ended December 31, 2003, compared to net loan charge-offs of $544,000 for the quarter ended December 31, 2002.

Noninterest Income. Noninterest income increased $67,000, or 2.6%, from $2.6 million for the three months ended December 31, 2002 to $2.7 million for the three months ended December 31, 2003. This increase was due to increased service charges and other fee income of $224,000 and increased income from the gain on sale of loans of $220,000, offset by a decrease in insurance premium income of $58,000. Increased service charge income was the result of changes in the fees the Bank charges for certain deposit products. The gain on sale of loans of $464,000 includes a pre-tax gain of approximately $268,000 related to the one-time sale of modified fixed-rate residential mortgage loans previously discussed. Other income was also lower due to reduced yields on Bank-owned life insurance.

Noninterest Expense. Total noninterest expense decreased $626,000, or 9.5%, from $6.6 million for the three months ended December 31, 2002 to $6.0 million for the three months ended December 31, 2003. The majority of this decrease was due to reductions in salaries and employee benefits ($261,000) and occupancy costs ($126,000) as the Company reduced staff in June 2003 when it closed three banking offices and in September 2003 when it reduced staff to better align the Bank's operational processes with its product offerings. The Company had 272 employees as of December 31, 2003 compared to 300 as of December 31, 2002. Data processing costs increased by $130,000, or 72%, between periods due to the Bank's decision to outsource its internal processing to a third-party. These costs are expected to remain higher in fiscal 2004 than the costs incurred in fiscal 2003.

Income Taxes. The Company had an income tax provision of $230,000 for the three months ended December 31, 2003, compared to a provision of $237,000 for the three months ended December 31, 2002. The effective tax rate was 18.1% and 26.2% for the quarterly periods ended December 31, 2003 and 2002, respectively. The decrease in effective tax rates between quarterly periods was due to the recognition of tax benefits of approximately $159,000 related to a disallowed tax deduction for compensation expense from a prior period. A determination was made in the current quarterly period ended December 31, 2003 that such a deduction can now be claimed on the Company's tax returns.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company's quantitative and qualitative disclosures about market risk as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Item 7A in the Company's Annual Report on Form 10-K for the year ended September 30, 2003 and Footnote 11 to the Notes to Consolidated Financial Statements contained in this Form 10-Q. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon the market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company since September 30, 2003.

Item 4. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During the initial preparation and review of the Form 10-Q for the June 30, 2003 period, the Registrant discovered that its financial statements for its fiscal years 1998 through 2002 and for the December 2002 and March 2003 quarters required restatement. The Company believes that it maintained effective controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 with respect to those prior periods, except that the individuals responsible for implementing such controls and procedures, including reviewing the work performed and authorizing the final results, failed to detect material errors, including a computer coding error related to the Company's indirect automobile loan portfolio, which required the restatement. Consequently, the Company's management conducted an exhaustive analysis of the Company's accounting records. This review discovered additional accounting errors, which were included in the restatements. Subsequent to the discovery of these errors in June and September, management implemented staffing, system and procedural changes designed to improve the training of the individuals involved in implementing and reviewing the controls and procedures to strengthen the review and authorization process so that such errors do not occur in the future.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

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


       (B) Reports on Form 8-K

           On November 4, 2003, the Company furnished a Form 8-K in which it announced preliminary results of operations for the quarter and year ended September 30, 2003. The Company also announced adjustments for the previously announced restatement of its results of operations for its September 30, 2002 fiscal year and its results of operations for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. A press release was filed by exhibit.

           On November 12, 2003, the Company furnished a Form 8-K in which it announced (1) its financial results for the quarter and year ended September 30, 2003 and (2) the declaration of a $0.12 cash dividend. A press release announcing these financial results and the declaration of the dividend were filed by exhibit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NORTHEAST PENNSYLVANIA
                                              FINANCIAL CORP.


Date:    February 13, 2004                    By: /s/  Thomas M. Petro
                                              ------------------------
                                              Thomas M. Petro
                                              President, Chief Executive Officer



Date:   February 13, 2004                     By: /s/  Jerry D. Holbrook
                                              --------------------------
                                              Jerry D. Holbrook
                                              Chief Financial Officer