Form 10-Q
period 2004-03-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2004-05-14
CIK 1050996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

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

(570) 459-3700
(Registrant’s telephone number, including area code)

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

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	No

The Registrant had 4,181,800 of Common Stock outstanding as of May 13, 2004.

Back to Contents

     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	September 30,
	2004	2003

	(in thousands except per share data)
ASSETS
Cash and cash equivalents	$18,421	$20,142
Investment securities available-for-sale	358,490	326,626
Investment securities held-to-maturity (estimated market value of
$2,767 at March 31, 2004 and $3,622 at September 30, 2003)	2,715	3,555
Loans held for sale	1,066	1,073
Loans (less allowance for loan loss of $10,178 at March 31, 2004
and $10,196 at September 30, 2003)	446,529	489,986
Accrued interest receivable	3,250	3,892
Assets acquired through foreclosure	488	1,022
Property and equipment, net	10,975	12,152
Goodwill	3,216	3,216
Intangible assets	7,598	8,595
Bank-owned life insurance	11,128	10,875
Other assets	13,701	15,161

TOTAL ASSETS	$877,577	$896,295

LIABILITIES
Deposits	534,543	547,305
Federal Home Loan Bank advances	229,255	258,901
Trust-preferred debt	22,681	22,000
Other borrowings	20,787	529
Advances from borrowers for taxes and insurance	2,273	1,239
Accrued interest payable	1,565	1,318
Other liabilities	4,382	6,646

TOTAL LIABILITIES	815,486	837,938

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 2,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized,
6,427,350 shares issued)	64	64
Additional paid-in capital	62,173	61,879
Common stock acquired by stock benefit plans	(3,156)	(3,772)
Retained earnings – substantially restricted	31,744	29,368
Accumulated other comprehensive income, net	2,110	1,730
Treasury stock, at cost (2,245,551 shares at March 31, 2004
and 2,250,756 shares at September 30, 2003)	(30,844)	(30,912)

TOTAL STOCKHOLDERS’ EQUITY	62,091	58,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$877,577	$896,295

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	As Restated 2003	2004	As Restated 2003

	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$7,025	$8,346	$14,606	$17,131
Mortgage-related securities	2,108	1,646	4,039	3,681
Investment securities:
Taxable	932	1,272	1,943	2,455
Tax-exempt	140	234	346	467
Other interest income	4	—	4	—

Total interest income	10,209	11,498	20,938	23,734

INTEREST EXPENSE
Deposits	2,089	3,209	4,318	6,920
Federal Home Loan Bank advances	2,381	2,949	5,357	5,956
Trust-preferred debt	263	281	528	517

Total interest expense	4,733	6,439	10,203	13,393

NET INTEREST INCOME	5,476	5,059	10,735	10,341

Provision for loan losses	485	610	1,162	980

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,991	4,449	9,573	9,361

NONINTEREST INCOME
Service charges and other fees	686	618	1,565	1,273
Insurance premium income	842	902	1,708	1,826
Trust fees	220	214	437	446
Gain on sale of:
Branch	798	—	798	—
Assets acquired through foreclosure	30	50	30	60
Loans	199	359	663	603
Available for sale securities	872	1,131	872	1,142
Other	263	454	522	996

Total noninterest income	3,910	3,728	6,595	6,346

NONINTEREST EXPENSE
Salaries and employee benefits	3,255	3,444	6,297	6,747
Occupancy costs	708	852	1,386	1,656
Amortization of intangibles	197	257	441	517
Data processing costs	218	197	529	378
Advertising	97	247	255	511
Professional fees	380	412	815	909
Federal Home Loan Bank and other charges	260	233	497	462
Other	871	1,105	1,764	2,191

Total noninterest expense	5,986	6,747	11,984	13,371

Income before income taxes	2,915	1,430	4,184	2,336
Income taxes	825	510	1,055	747

NET INCOME	$2,090	$920	$3,129	$1,589

EARNINGS PER SHARE:
Basic	0.53	0.24	0.80	0.42
Diluted	0.51	0.23	0.76	0.40

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	As Restated 2003	2004	As Restated 2003

	(in thousands)
Net Income	$2,090	$920	$3,129	$1,589
Other comprehensive income, net of tax
Unrealized gains (losses) on securities and on retained interest on asset securitization	—	—	—	—
Unrealized holding gains (losses) arising during the period	1,707	(890)	915	(1,197)
Less: Reclassification adjustment for gains (losses) included in net income	535	694	535	701

Other comprehensive income (loss)	1,172	(1,584)	380	(1,898)

Comprehensive income	$3,262	$(664)	$3,509	$(309)

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,

	2004	As Restated 2003

OPERATING ACTIVITIES
	(in thousands)
Net income	$3,129	$1,589
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,162	980
Provision for assets acquired through foreclosure	—	243
Depreciation	608	711
Amortization of intangibles	441	517
Deferred income tax provision (benefit)	(1,496)	(3,727)
ESOP shares committed to be released	186	435
Stock award expense	5	114
Bank-owned life insurance income	(253)	(312)
Origination of loans held for sale	(11,537)	(21,423)
Proceeds from loans sold	35,793	22,026
Deconsolidation of capital trusts	681	—
Amortization and accretion on:
Held-to-maturity securities	(5)	(1)
Available-for-sale securities	1,835	3,136
Amortization of deferred loan fees	(259)	(723)
(Gain) loss on sale of:
Assets acquired through foreclosure	(30)	(60)
Loans	(663)	(603)
Available-for-sale securities	(872)	(1,142)
Disposal of fixed assets	12	—
Branch	(798)	—
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	643	(36)
Decrease (increase) in other assets	4,796	(1,487)
Increase in accrued interest payable	247	142
Increase in accrued taxes payable	—	3,084
Increase (decrease) in other liabilities	(1,819)	1,865

Net cash provided by operating activities	31,806	5,328

INVESTING ACTIVITIES
Net decrease (increase) in loans	$17,763	$(4,496)
Proceeds from sale of:
Available-for-sale securities	30,906	62,132
Assets acquired through foreclosure	1,619	620
Proceeds from repayments of held-to-maturity securities	29,222	99
Proceeds from repayments of available-for-sale securities	18,139	100,088
Proceeds from sale of branch real estate and transfer of deposits	(8,244)	—
Purchase of:
Available-for-sale securities	(105,432)	(148,285)
Office properties and equipment	(229)	(642)
Regulatory stock	(4,183)	(1,041)

Net cash provided by (used for) investing activities	$(20,439)	$8,475

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,

	2004	As Restated 2003

	(in thousands)
FINANCING ACTIVITIES
Net (decrease) in deposit accounts	$(2,418)	$(8,589)
Net (decrease) in Federal Home Loan Bank short-term advances	(106,500)	(10)
Net increase in Federal Home Loan Bank long-term advances	74,989	—
Net increase in advances from borrowers for taxes and insurance	1,034	682
Net increase (decrease) in other borrowings	20,258	(2,122)
Proceeds from issuance of trust-preferred securities	—	15,000
Purchase of stock for stock employee compensation trust	—	(1,096)
Cash dividend on common stock	(753)	(982)
Stock options exercised	302	36

Net cash provided by (used for) financing activities	(13,088)	2,919

Increase (decrease) in cash and cash equivalents	(1,721)	16,722

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,142	25,302

CASH AND CASH EQUIVALAENTS, END OF PERIOD	$18,421	$42,024

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$9,693	$13,251
Income taxes	90	1,043
Supplemental disclosures – non-cash and financing information:
Transfer from loans to assets acquired through foreclosure	1,205	866
Net change in other comprehensive income	380	2,876

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Northeast Pennsylvania Financial Corp. (the “Company”) is a thrift holding company organized under the laws of the state of Delaware. The Company’s principal subsidiary, First Federal Bank (the “Bank”), is a savings bank organized under the laws of the United States. The Bank provides a wide range of financial products and services to individual and corporate customers through its community offices in Northeastern and Central Pennsylvania. Such products include checking accounts, savings accounts, certificates of deposit, and commercial, consumer, real estate and home equity loans. The Bank is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal bank regulatory agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation and Presentation

The accompanying financial statements of the Company include the accounts of the Bank, Abstractors, Inc., NEP Trust Co. (the “Trust Co.” ) and Higgins Insurance Associates, Inc. (“Higgins”). The Bank, Abstractors, Inc., the Trust Co. and Higgins are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. The Trust Co. offers trust, estate and asset management services and products. Higgins provides insurance and investment products to individuals and businesses. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current period’s presentation. Such reclassifications had no effect on net income or stockholders’ equity and do not relate to the restatements described in Footnote 2.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report for the year ended September 30, 2003. The results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

The Company follows accounting principles and reporting practices which are generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to determination of the allowance for loan losses, the evaluation and realizability of deferred taxes and the evaluation of other than temporary impairment for investments.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Company’s primary credit risk is the risk of defaults in the Company’s loan portfolio that result from borrowers inability or unwillingness to make contractually required payments. The Company’s lending activities are concentrated in Pennsylvania. The largest concentration of the Company’s loan portfolio is located in Northeastern Pennsylvania. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers’ geographic regions and the borrowers’ financial conditions. Market risk reflects changes in the value of the collateral underlying loans, the valuation of real estate held by the Company, and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

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

Back to Contents

Stock Options

The Company maintains stock option plans for officers, employees, and directors. When the exercise price of the Company’s stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plans assuming compensation expense had been recognized based on the fair value of the stock options granted under the plans.

In October 1995, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” This Statement encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair-value accounting provisions of SFAS No. 123, and has instead continued to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS No. 123; accordingly, no expense is recognized in the Consolidated Statement of Operations.

The following table represents the effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

		As Restated		As Restated
	2004	2003	2004	2003

	(Dollars in thousands, except per share data)

Net income, as reported:	$2,090	$920	$3,129	$1,589
Less: proforma expense related
to stock options	$51	$317	$119	$401

Proforma net income	$2,039	$603	$3,010	$1,188

Basic net income per common share:
As reported	$0.53	$0.24	$0.80	$0.42
Pro forma	0.52	0.16	0.78	0.32

Diluted net income per common share:
As reported	$0.51	$0.23	$0.76	$0.40
Pro forma	0.49	0.15	0.73	0.30

The effects on pro forma net income and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

2.	EFFECTS OF RESTATEMENT

The Consolidated Financial Statements as presented for the three and six month periods ended March 31, 2003 have been restated to reflect the correction of accounting errors for the Company’s indirect automobile, mortgage and consumer loan portfolios. Such errors were discovered in July 2003 and were primarily the result of computer coding errors and did not impact any loan customers.

In September 2003, the Company completed a review of its accounting records and discovered additional accounting errors. As such, the Company further restated its financials for the three and six month periods ended March 31, 2003 to reflect the correction of additional accounting errors related to an underaccrual in the Company’s health and welfare benefit plans and an overaccrual in advertising costs. Such errors resulted in an increase in salaries and employee benefits and a reduction in advertising costs.

These errors had no material effect on the Company’s cash flows for operating, investing or financing activities.

Back to Contents

The cumulative effect of these accounting errors reduced the Company’s aggregate net earnings as follows for the periods presented:

		Three Months	Six Months
		Ended	Ended
		March 31,	March 31,
		2003	2003

	Net income prior to restatements	$1,289	$2,232
	Adjustment for interest and fees on loans, net of tax benefit	(302)	(594)
	Adjustment for gain on sale of loans, net of tax expense	44	110

	Net income after 1st restatement	1,031	1,748
	Adjustment for salaries and employee benefits, net of tax benefit	(122)	(170)
	Adjustment for advertising, net of tax expense	11	11

	NET INCOME, AS ADJUSTED, AFTER 2ND RESTATEMENT	$920	$1,589

	EARNINGS PER SHARE (EPS)
	Basic EPS prior to restatements	$0.34	$0.59
	Adjustment for interest and fees on loans, net of tax benefit	(0.08)	(0.16)
	Adjustment for gains on sale of loans, net of tax expense	0.02	0.04

	Basic EPS after 1st restatement	$0.28	$0.47
	Adjustment for salaries and employee benefits, net of tax benefit	(0.04)	(0.05)

	Basic EPS, as adjusted, net of tax benefit, after 2nd restatement	$0.24	$0.42

	Diluted EPS prior to restatements	$0.33	$0.57
	Adjustment for interest and fees on loans, net of tax benefit	(0.08)	(0.15)
	Adjustment for gain on sale of loans, net of tax expense	0.01	0.02

	Diluted EPS after 1st restatement	0.26	0.44
	Adjustment for salaries and employee benefits, net of tax benefit	(0.03)	(0.04)

	Diluted EPS, as adjusted, net of tax benefit, after 2nd restatement	$0.23	$0.40

3.	EARNINGS PER SHARE

Earnings per share (“EPS”), basic and diluted, were $0.53 and $0.51, respectively, for the three months ended March 31, 2004 compared to $0.24 and $0.23, respectively, for the three months ended March 31, 2003. EPS, basic and diluted, were $0.80 and $0.76, respectively, for the six months ended March 31, 2004 compared to $0.42 and $0.40, respectively, for the six months ended March 31, 2003.

Back to Contents

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

		As Restated		As Restated
	2004	2003	2004	2003

Net income	$2,090	$920	$3,129	$1,589

Weighted-average common shares
outstanding	6,427,350	6,427,350	6,427,350	6,427,350
Average treasury stock shares	(2,245,551)	(2,253,162)	(2,248,140)	(2,255,165)
Average common stock acquired by
stock benefit plans:
Stock employee compensation trust	(50,747)	(87,098)	(52,937)	(76,864)
Stock awards unallocated, net	(13,313)	(75,636)	(29,061)	(75,636)
ESOP shares unallocated, net	(197,761)	(250,663)	(227,309)	(257,090)

Weighted-average common shares used
to calculate basic earnings per share	3,919,978	3,760,791	3,869,903	3,762,595
Dilutive effect of stock awards	2,521	10,203	10,058	12,128
Dilutive effect of outstanding
stock options	214,895	178,824	218,580	177,757

Weighted-average common shares used
to calculate diluted earnings per share	4,137,394	3,949,818	4,098,541	3,952,480

Earnings per share-basic	$0.53	$0.24	$0.80	$0.42
Earnings per share-diluted	$0.51	$0.23	$0.76	$0.40

Diluted earnings per share include the dilutive effect of the Company’s weighted-average stock options/awards outstanding using the Treasury Stock method. The Company had anti-dilutive common stock options outstanding of 33,000 for the three months ended March 31, 2004 and 2003, respectively, and 10,485 for the six months ended March 31, 2004 and 2003, respectively. These options are not included in the calculation of diluted earnings per share for the periods presented.

Back to Contents

4.	INVESTMENT SECURITIES

Securities are summarized as follows:
		March 31, 2004

		(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale securities:
Obligations of U.S.
government agencies	$12,461	$140	$—	$12,601
Municipal securities	7,973	105	(3)	8,075
Corporate securities	15,568	860	—	16,428
Trust Preferred securities	4,205	348	—	4,553
Mortgage-backed securities	297,439	2,806	(656)	299,589

Total debt securities	337,646	4,259	(659)	341,246

FHLB Stock	12,309	—	—	12,309
FHLMC stock	2,242	—	(230)	2,012
FNMA stock	3,000	10	(180)	2,830
Other equity securities	78	19	(4)	93

Total equity securities	17,629	29	(414)	17,244

Total	$355,275	$4,288	$(1,073)	$358,490

Held-to-maturity securities:
Municipal securities	$2,715	$52	$—	$2,767

Total	$2,715	$52	$—	$2,767

		September 30, 2003

		(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale securities:
Obligations of U.S.
government agencies	$26,089	$204	$(4)	$26,289
Municipal securities	14,983	151	—	15,134
Corporate securities	38,769	1,814	(12)	40,571
Trust Preferred securities	12,754	474	(429)	12,799
Mortgage-backed securities	210,144	1,652	(831)	210,965

Total debt securities	302,739	4,295	(1,276)	305,758

FHLB Stock	12,987	—	—	12,987
FHLMC stock	2,241	—	(304)	1,937
FNMA stock	6,000	20	(170)	5,850
Other equity securities	78	22	(6)	94

Total equity securities	21,306	42	(480)	20,868

Total	$324,045	$4,337	$(1,756)	$326,626

Back to Contents

Held-to-maturity securities:

Municipal securities	$3,555	$67	$—	$3,622

Total	$3,555	$67	$—	$3,622

5.	LOANS

Loans are summarized as follows:

	March 31,	September 30,
	2004	2003

	(in thousands)
Real Estate Loans:
One-to four-family	$121,909	$149,741
Multi-family and commercial	66,495	64,343
Construction	11,117	22,384

Total real estate loans	199,521	236,468

Consumer Loans:
Home equity loans and lines of credit	70,063	73,036
Automobile	135,346	136,182
Unsecured lines of credit	3,927	3,455
Other	8,416	9,421

Total consumer loans	217,752	222,094

Commercial Loans	40,650	43,203

Total loans	457,923	501,765

Less:
Deferred loan origination fees, net	(1,216)	(1,583)
Allowance for loan losses	(10,178)	(10,196)

Total loans, net	$446,529	$489,986

The activity in the allowance for loan losses is as follows (in thousands):

	Six Months		Six Months
	Ended	Year Ended	Ended
	March 31,	September 30,	March 31,
	2004	2003	2003

		(in thousands)

Balance, beginning	$10,196	$5,449	$5,449
Provisions charged to income	1,162	6,852	980
Charge-offs	(1,484)	(2,251)	(1,385)
Recoveries	304	146	226

Balance, end	$10,178	$10,196	$5,270

Back to Contents

6.	ASSET SECURITIZATION

In June 2002, the Bank sold $50.0 million in automobile loan receivables through a securitization transaction. In the transaction, automobile loan receivables were transferred to an independent trust (the “Trust”) that issued certificates representing ownership interests in the Trust, primarily to institutional investors. Although the Bank continues to service the underlying accounts and maintain the customer relationships, this transaction is treated as a sale for financial reporting purposes to the extent of the investors’ interest in the Trust. Accordingly, the receivables associated with the investors’ interests are not reflected on the Consolidated Statement of Financial Condition. In connection with this transaction, the Bank enhanced the credit protection of the certificateholders by funding a cash reserve account.

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

As of March 31, 2004, the balance of automobile loan receivables in the Trust was $16.5 million. Because the historical performance of the receivables met the established criteria as of September 30, 2003, the balance of the cash reserve account was reduced from 4.75% to 3.00% of the original balance at that time. The aggregate balance of the retained interest totaled approximately $1.4 million at March 31, 2004.

The key assumptions used in measuring the fair value of the retained interest and cash collateral account for the transaction is shown in the following table:

Retained interest	March 31, 2004

Average annual repayment rate	1.5%
Average annual expected default rate	3.0%
Discount rate	10.0%
Weighted average life of underlying automobile loans	30 months

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

March 31, 2004

(in thousands)

Fair value of retained interest	$1,412

Weighted-average repayment rate assumption:
Pre-tax decrease to earnings due to a 10% adverse change	$2
Pre-tax decrease to earnings due to a 20% adverse change	$7

Weighted-average expected default rate:
Pre-tax decrease to earnings due to a 10% adverse change	$33
Pre-tax decrease to earnings due to a 20% adverse change	$68

Weighted-average discount rate:
Pre-tax decrease to earnings due to a 10% adverse change	$15
Pre-tax decrease to earnings due to a 20% adverse change	$33

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

Back to Contents

7.	DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2004		September 30, 2003

		Percent		Percent
	Amount	of Total	Amount	of Total

	(in thousands)

Noninterest-bearing	$37,772	7.07%	$36,451	6.66%
Interest-bearing:
Savings	95,386	17.84%	97,499	17.81%
NOW accounts	82,132	15.36%	88,130	16.10%
Money market	85,236	15.95%	95,972	17.54%

	262,754	49.15%	281,601	51.45%

Brokered CD’s	33,000	6.17%	—	—
Certificates of deposit $100,000 or greater	29,149	5.45%	33,584	6.14%
Certificates of deposit less than $100,000	171,868	32.16%	195,669	35.75%

	234,017	43.78%	229,253	41.89%

Total deposits	$534,543	100.00%	$547,305	100.00%

8.	FEDERAL HOME LOAN BANK ADVANCES

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (the “ FHLB”), the Bank maintains otherwise unencumbered qualifying assets (principally one-to-four family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank’s FHLB stock is also pledged to secure these advances. Advances from the FHLB with fixed rates ranging from 2.00% to 6.71% at March 31, 2004 are due as follows:

	Weighted
Due by March 31,	Average Rate	Amount

		($ in thousands)

2005	5.72%	$25,000
2006	4.26%	127,000
2007	3.07%	25,083
2008	—	—
2009	4.89%	10,000
Thereafter	5.40%	42,172

Total FHLB advances		$229,255

Back to Contents

9.	TRUST PREFERRED SECURITIES

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

In December 2003, the FASB revised Financial Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Company deconsolidated its Capital Trusts in the first quarter of 2004. The result was an increase in the junior debt of $681,000.

A summary of the trust securities issued and outstanding at March 31, 2004 is as follows:

Name	Amount Outstanding	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency

NEP Capital Trust I	$7,217,000	4.92%	4/22/2007	4/22/2032	Semi-annually
NEP Capital Trust II	$15,464,000	4.57%	11/7/2007	11/7/2032	Quarterly

Back to Contents

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill and other intangible assets is as follows:

	At March 31, 2004 and September 30, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
Goodwill	Amount	Amortization	Amount

	(in thousands)
Acquisition of:
Abstractors	$248	$(160)	$88
Security Savings Association of Hazleton	571	(28)	543
Higgins Insurance Associates, Inc.	2,519	(134)	2,385
Schuylkill Savings and Loan Association	200	—	200

Total goodwill	$3,538	$(322)	$3,216

	At March 31, 2004			At September 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Other Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount

		(in thousands)			(in thousands)
Amortizing:
Omega core deposit
intangible (1)	$—	$—	$—	$1,537	$(950)	$587
Security Savings Association
of Hazleton core deposit
intangible	9,086	(2,194)	6,892	9,086	(1,977)	7,109
Schuylkill Savings and Loan
Association core deposit
intangible	255	(62)	193	255	(50)	205
Other intangibles	959	(521)	438	959	(340)	619

Nonamortizing intangible assets
Other intangible assets	75	—	75	75	—	75

Total other intangible assets	$10,375	$(2,777)	$7,598	$11,912	$(3,317)	$8,595

(1) In January 2004, the Bank sold its Danville branch and charged the remaining Omega intangible to gain on sale of the branch.

Nonamortizing intangible assets consist of title plant of $75,000 at March 31, 2004 and 2003.

Back to Contents

Amortization expense of other amortizing intangible assets for the three and six months ended March 31, 2004 and March 31, 2003 is as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

	(in thousands)		(in thousands)

Core deposit intangibles	$88	$205	$260	$415
Other amortizing intangibles	109	52	181	102

Total amortizing intangibles	$197	$257	$441	$517

There were no intangible assets acquired during the six months ended March 31, 2004.

Back to Contents

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In November 2003, the Bank entered into receive fixed-pay variable interest rate swaps with a notional amount of $40 million that have been designated to hedge changes in the fair value of certain FHLB advances. The Bank includes all components of each derivative’s fair value in the assessment of hedge effectiveness. For the three and six month periods ended March 31, 2004, no gain or loss was required to be recognized in earnings associated with these fair value hedges. Additionally, no hedge ineffectiveness was noted as of March 31, 2004.

Following is a summary of the derivatives designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended:

	At March 31, 2004 (in thousands)

			Weighted Average

	Notional Amount	Asset	Receive Rate	Pay Rate	Life (Years)

Fair Value Hedges:
Receive fixed-pay variable interest rate swaps	$40,000	$1,865	5.42%	2.92%	9.3

12.	SUBSEQUENT EVENTS

On May 4, 2004, the Bank announced that it has executed a definitive agreement to sell approximately $19.6 million of its lower credit quality indirect vehicle loans to another financial institution. This represents substantially all of the Company’s lower credit quality indirect vehicle loans. This transaction closed on May 12, 2004 and resulted in a reduction in the allowance for loan losses of approximately $1.7 million, which was associated with the loans sold. The transaction did not have a significant effect on the Bank’s capital or results of operations for the quarterly period ended June 30, 2004. This sale was undertaken to reduce the levels of lower credit quality performing loans in the Bank’s loan portfolio. As previously disclosed, the Bank ceased originating such non-prime indirect vehicle loans in October 2003.

Back to Contents

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

The Company’s results of operations are dependent primarily on the results of operation of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. However, noninterest income has become a meaningful component of the Company’s operations mainly due to fees earned by non-bank subsidiaries. Results of operations are also affected by the Company’s provision for loan losses, loan and security sales activities, service charges and other fee income, and non-interest expense. The Company’s noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

The Company’s results of operations have been restated for the three and six month periods ended March 31, 2003, to reflect the correction of accounting errors related to the Company’s indirect automobile, mortgage and consumer loan portfolios, an underaccrual in an employee health and welfare benefit plan and an overaccrual in advertising costs. The net effect of such restatements was to reduce interest income, increase operating expenses and reduce retained earnings. See Footnote 2 to the unaudited Consolidated Financial Statements for a description of the effects on the periods presented in this current report on Form 10-Q.

B.	Management Strategy

The long-term strategy of the Company is to become a high-performing financial service company focusing on its customer needs for high-quality financial products and services. The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. To promote long-term financial strength and profitability, the Company’s operating strategy is focused on originating high-quality consumer and small-business commercial loans and deposit relationships. The Company also manages an investment portfolio of high-quality mortgage-related securities which are funded with long-term Federal Home Loan Bank advances and deposits. The Company currently sells substantially all newly originated fixed-rate residential mortgages in the secondary market.

In September 2003, the Board of Directors initiated several management and operational changes including appointing two seasoned bank executives to lead the Company. In connection with these changes, the Company began a process to reposition the balance sheet and improve earnings. During the first quarter of 2004, these activities included divesting $16.2 million of longer-term fixed-rate residential mortgage loans and entering into approximately $40 million of derivative contracts to convert certain long-term fixed-rate FHLB borrowings to a variable rate.

Back to Contents

During the second fiscal quarter of 2004, the Company continued its repositioning by selling approximately $25.0 million of investment securities, including $15.0 million of corporate bonds that were scheduled to mature within the next 20 months. That sale was undertaken since the gain realized on the sale was greater than the income the Company would have earned if it continued to hold such bonds until maturity. This sale resulted in a gain of approximately $872,000 during the second fiscal quarter of 2004. The proceeds from the sale were used to repay certain maturing borrowings, fund the transfer of branch deposits and invest in similar assets that are interest-rate sensitive.

The Bank sold $650,000 of real estate and equipment and transferred $10.3 million of deposits at its Danville, Pennsylvania branch in January 2004 to The First National Bank of Berwick, Berwick, Pennsylvania. This sale resulted in a gain of $798,000.

Other management initiatives include instituting pricing discipline in each of the Company’s product lines, improving credit policy, decreasing the levels of nonperforming assets and increasing core deposits and business lending in the Company’s local market area.

C.	Critical Accounting Policies

The Company has established various accounting policies that govern the application of principles generally accepted in the United States in the preparation of its financial statements. Significant accounting policies are described in the Footnotes to the Consolidated Financial Statements. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Although the Company believes it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.

D.	Nonperforming Assets

Nonperforming assets, which include nonaccruing loans, real estate owned and repossessed assets and troubled debt restructurings can negatively affect the Company’s results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table presents information regarding the Bank’s nonperforming loans, real estate owned and other repossessed assets at the dates indicated:

	March 31, 2004	September 30, 2003

	(dollars in thousands)
Nonperforming assets:
Nonaccruing loans	$9,827	$12,479
Real estate owned and other repossessed assets	488	1,022

Total nonperforming assets	10,315	13,501
Troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$10,315	$13,501

Total nonperforming loans as a percentage of total loans(1)	2.15%	2.49%
Total nonperforming assets as a percentage of total assets	1.18%	1.51%

(1)	Total loans excludes the allowance for loan losses and deferred loan fees.

Back to Contents

As of March 31, 2004, nonperforming assets totaled $10.3 million, or 1.18% of total assets, compared to $13.5 million, or 1.51% of total assets, at September 30, 2003. The $3.2 million reduction in nonperforming assets during the six months ended March 31, 2004 was primarily the result of the balances on several nonaccruing commercial loans being reduced due to cash collections, a $535,000 reduction in the levels of foreclosed assets and workout strategies. The reduction in foreclosed assets was due to the sale of several one-to-four family properties. To continue reducing nonperforming assets, the Bank has established workout strategies for its large commercial nonaccruing loans which are designed to prudently exit or collect on such loans within a reasonable timeframe.

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

The Bank’s most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $376.9 million, or 43.0% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances, brokered certificates of deposit and federal funds lines of credit. At March 31, 2004, the Bank had approximately $216.4 million in available liquidity. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to use FHLB borrowings, brokered certificates of deposit and other borrowings to fund assets.

At March 31, 2004, the Bank had commitments to originate and purchase loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $61.9 million. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, including Individual Retirement Account and KEOGH accounts, which are scheduled to mature in less than one year from March 31, 2004 totaled $65.0 million. Based on past experience, the Bank expects that many of these maturing certificate accounts, with the exception of jumbo certificates of deposit, will be retained by the Bank at maturity. At March 31, 2004, the Bank had $29.1 million in jumbo certificates, the majority of which are deposits from local school districts and municipalities that mature in less than one year.

The primary sources of funding for the Company are dividend payments from the Bank, sales and maturities of investment securities, borrowings and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company’s repurchase of its stock, to pay cash dividends, and to pay interest on the trust-preferred securities. The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision (the “OTS”). Additionally, the OTS may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital and tangible capital (as defined) to total assets (as defined). Management believes, as of March 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. As of March 31, 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

Back to Contents

The Bank’s actual capital amounts and ratios at March 31, 2004 and September 30, 2003 are presented in the following table:

			As of March 31, 2004 (dollars in thousands)
	Actual		For Capital Adequacy Purposes			To be Well Capitalized under prompt corrective Action Provisions

	Amount	Ratio(1)	Amount		Ratio(1)	Amount	Ratio(1)

Risk-based Capital
(Total Capital to risk-weighted assets)	$63,950	12.96%	$39,466	>	8.00%	$49,332	>	10.00%
Tier I Capital
(to risk-weighted assets)	57,734	11.70%	19,733	>	4.00%	29,599	>	6.00%
Core Capital
(Tier I Capital to adjusted total assets)	59,025	6.84%	34,529	>	4.00%	43,161	>	5.00%
Tangible Capital
(Tangible capital to tangible assets)	59,025	6.84%	12,948	>	1.50%	N/A		N/A

			As of September 30, 2003 (dollars in thousands)
	Actual		For Capital Adequacy Purposes			To be Well Capitalized under prompt corrective Action Provisions

	Amount	Ratio(1)	Amount		Ratio(1)	Amount	Ratio(1)

Risk-based Capital
(Total Capital to risk-weighted assets)	$59,441	10.52%	$45,205	>	8.00%	$56,506	>	10.00%
Tier I Capital
(to risk-weighted assets)	52,406	9.27%	22,602	>	4.00%	33,904	>	6.00%

Core Capital
(Tier I Capital to adjusted total assets)	54,053	6.17%	35,045	>	4.00%	43,806	>	5.00%

Tangible Capital
(Tangible capital to tangible assets)	54,053	6.17%	13,142	>	1.50%	N/A		N/A

(1)	For the periods presented the components of tangible capital were the same as those of core capital. Tangible and core capital are computed as a percentage of adjusted total assets and tangible assets of $863 million and $876 million at March 31, 2004 and September 30, 2003, respectively. Risk-based capital and Tier I capital are computed as a percentage of risk-weighted assets of $493 million and $565 million at March 31, 2004 and September 30, 2003, respectively. Tier I capital is reduced by the amount of low-level recourse and residual interests to compute Tier I capital.

F.	Comparison of Financial Condition at March 31, 2004 and September 30, 2003

Total assets decreased $18.7 million from $896.3 million at September 30, 2003 to $877.6 million at March 31, 2004. Total loans decreased by $43.5 million from September 30, 2003. The decrease was primarily due to the sale of $16.2 million of modified fixed-rate one-to-four family mortgages and a reduction in indirect vehicle loans. This sale of one-to-four family mortgages was completed as part of the process to reposition the Bank’s balance sheet and improve earnings and interest-rate sensitivity. In October 2003, the Bank ceased originating non-prime indirect vehicle loans. At March 31, 2004, indirect vehicle loans totaled $128.5 million, compared to $131.1 million at September 30, 2003. The Company expects the levels of indirect vehicle loan balances to continue decreasing in fiscal 2004 due to lower originations, prepayments, and the sale of approximately $19.6 million of lower credit quality loans to another financial institution. Other decreases in loans were due to repayments and maturities of commercial, consumer and residential loans. Investment securities available-for-sale increased by $31.9 million due to the Company investing the proceeds from the loan sale and loan repayments into high quality mortgaged-backed securities.

Back to Contents

Total liabilities decreased $22.4 million from $837.9 million at September 30, 2003 to $815.5 million at March 31, 2004, due primarily to a $29.7 million decrease in FHLB advances. Deposits decreased $12.8 million from $547.3 million as of September 30, 2003 to $534.5 million at March 31, 2004. The decrease in deposits was largely due to a $10.3 million transfer of deposits from the Bank’s Danville branch to another financial institution in January 2004. The Bank’s strategy is to offer competitive interest rate deposit products to retail customers while providing core transaction account products to businesses and individuals. The reduction in FHLB advances was due to maturing advances of $55.0 million during December, of which $35.0 million was extended for a two-year term at lower market rates. The Bank also began using other borrowing sources such as repurchase agreements and brokered certificates of deposit in the six months ended March 31, 2004. As of March 31, 2004, the Bank had $33.0 million of brokered certificates of deposit that mature in July 2004.

G.	Comparison of Operating Results for the Three Months ended March 31, 2004 and March 31, 2003.

General.   The Company reported net income of $2.1 million and $920,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. Basic and diluted earnings per share increased to $0.53 and $0.51 per share, respectively, for the three months ended March 31, 2004 compared to $0.24 and $0.23 per share, respectively, for the same period in fiscal 2003.

Interest Income.   Total interest income decreased $1.3 million, or 11.2%, from $11.5 million for the three months ended March 31, 2003, to $10.2 million for the three months ended March 31, 2004. This decrease was primarily due to a 37 basis point decline on the tax-equivalent yield on earning assets to 5.14% for the three months ended March 31, 2004 as compared to 5.51% for the same three-month period ended March 31, 2003. Average market rates were lower in the quarter ended March 31, 2004 when compared to the same period in 2003. Additionally, the Bank is originating higher credit quality loans with lower yields than in prior periods. Interest income on loans decreased $1.3 million primarily due to a 68 basis point decrease in the yield due to lower rates, combined with a $31.8 million decrease in the average balance of loans. Interest income on mortgage-related securities increased $462,000 due to an increase of $30.5 million in the average balance and a 37 basis point increase in the average yield on such securities. The Bank has invested in mortgage related securities with higher yields as a way to utilize excess liquidity from loan and investment sales as repayments of loans and mortgage-backed securities have occurred. Interest income on taxable investment securities decreased $340,000 due to a $34.9 million decrease in average balances due to the previously discussed sales that occurred during the three month period ended March 31, 2004.

Interest Expense.   Interest expense decreased $1.7 million, or 26.5%, from $6.4 million for the three months ended March 31, 2003 to $4.7 million for the three months ended March 31, 2004. The decline in interest expense was primarily attributable to declining interest rates as the average rate paid on deposits decreased in the quarter ended March 31, 2004 to 1.69% from 2.31% in the quarter ended March 31, 2003. Also as previously discussed, the Bank entered into several derivative contacts in November 2003 which swapped the fixed rates the Bank pays on $40.0 million of FHLB advances to variable rates. The effect of this transaction was to reduce the average rate the Bank is paying on these borrowings from approximately 5.51% to 3.00% during the quarter. While this transaction added interest rate volatility, the overall asset/liability position of the Bank remains within acceptable risk parameters. Also during the first six months of fiscal 2004, approximately $55.0 of long-term fixed rate advances with an average rate of 5.67% matured and were replaced with two and three-year fixed rate advances with an average rate of 2.32%. These transactions resulted in a 142 basis point decrease in the average rate on FHLB advances and other borrowings between comparable quarters, offset by a $21.3 million increase in average balances of such borrowings.

Provision for Loan Losses.   The Company records a provision for loan losses in order to maintain the allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses. Management’s evaluation is based upon a continuing review of the portfolio and requires significant management judgment. The Bank’s provision for loan losses for the three months ended March 31, 2004 decreased $125,000 to $485,000 when compared to the comparable 2003 fiscal period. The decrease was primarily due to reductions in the levels of nonperforming loans, classified assets and charge-offs and reflect, among other things, reductions in loan balances and changes in the composition of the portfolio during the quarter. The loan portfolio saw reductions in higher risk indirect vehicle, construction and commercial loans during the three-month period ended March 31, 2004. See the Nonperforming Assets section of Management’s Discussion and Analysis for a further analysis of asset quality. Net loan charge-offs were $535,000 for the quarter ended March 31, 2004, compared to net loan charge-offs of $615,000 for the quarter ended March 31, 2003.

Back to Contents

Noninterest Income. Noninterest income increased $182,000, or 4.9%, from $3.7 million for the three months ended March 31, 2003 to $3.9 million for the three months ended March 31, 2004. This increase was due to the sale of the Danville branch for a $798,000 gain and increased service charges and other fee income of $68,000. These increases were offset by lower gains on sales of investment securities and residential mortgage loans and, to a lesser extent, reductions in insurance premium income of $60,000. The reductions in gains on investments and loans were due to less sales activity in fiscal 2004 than in comparable periods in fiscal 2003. Increased service charge income was the result of changes in the fees the Bank charges for certain deposit products. Other income was also lower due to reduced yields on Bank-owned life insurance.

Noninterest Expense. Total noninterest expense decreased $761,000, or 11.2%, from $6.7 million for the three months ended March 31, 2003 to $6.0 million for the three months ended March 31, 2004. The majority of this decrease was due to reductions in salaries and employee benefits ($189,000) and occupancy cost ($144,000) as the Company reduced staff in June 2003 when it closed three banking offices and sold its Danville branch in January 2004. Certain staff reductions were also undertaken in September 2003 as the Bank reduced staff to better align the Bank’s operational processes with its product offerings. The Company had 261 employees as of March 31, 2004 compared to 300 as of December 31, 2002. Advertising costs decreased by $150,000 between the comparable three month periods as the Company reduced its level of brand awareness advertising.

Income Taxes. The Company had an income tax provision of $825,000 for the three months ended March 31, 2004, compared to a provision of $510,000 for the three months ended March 31, 2003. The effective tax rate was 28.3% and 35.7% for the quarterly periods ended March 31, 2004 and 2003, respectively. The decrease in effective tax rates between quarterly periods was due to the recognition of income tax benefits of approximately $159,000 related to a disallowed tax deduction for compensation expense from a prior period. A determination was made in the period ended March 31, 2004 that such a deduction can now be claimed on the Company’s tax returns. The Company expects its tax rate to normalize to a rate similar to prior periods.

H.	Comparison of Operating Results for the Six Months Ended March 31, 2004 and March 31, 2003

General. The Company had net income of approximately $3.1 million and $1.6 million for the six months ended March 31, 2004 and March 31, 2003, respectively. Basic and diluted earnings per share were $0.80 and $0.76 per share, respectively, for the six months ended March 31, 2004 and $0.42 and $0.40, respectively, for the six months ended March 31, 2003.

Interest Income. Total interest income decreased $2.8 million, or 11.8%, from $23.7 million for the six months ended March 31, 2003 to $20.9 million for the six months ended March 31, 2004. This decrease was primarily due to a 43 basis point decline on the tax-equivalent yield on earning assets to 5.20% for the six months ended March 31, 2004 as compared to 5.63% for the same period ended in 2003. Interest income on loans decreased $2.5 million due to a 77 basis point decrease in the yield and a $20.4 million decrease in the average balance of loans. Interest income on mortgage-related securities increased $358,000 as the yield on such securities increased by 24 basis points. The Bank has invested in mortgage related securities with higher yields as a way to utilize excess liquidity from loan and investment sales and as repayments of loans and mortgage-backed securities have occurred. Interest income on taxable investment securities decreased $512,000 as a result of a 26 basis point decline and a $18.8 million reduction in the average balances of such securities.

Interest Expense. Interest expense decreased $3.2 million, or 23.8%, from $13.4 million for the six months ended March 31, 2003 to $10.2 million for the six months ended March 31, 2004. The decrease in interest expense was due to a declining interest rate environment that resulted in the cost of deposits decreasing to 1.74% for the six months ended March 31, 2004 compared to 2.43% for the same period in 2003 and a reduction in the average balances of deposits of $72.7 million. The decline in the rates paid on and balances of average deposits was due to the Bank reducing its reliance on institutional deposits.

As previously discussed, the Bank entered into several derivative contacts which swapped the fixed rates the Bank pays on $40.0 million of FHLB advances to variable rates. The effect of this transaction was to reduce the average rate the Bank was paying on these borrowings from approximately 5.51% for the six-months ended March 31, 2003 to 3.72% for the six month period ended March 31, 2004. Also during the six-months ended March 31, 2004, certain long-term, fixed-rate, higher average balance advances matured and were replaced with lower rate borrowings with similar terms. The Bank also began using alternate funding sources such as reverse repurchase agreements and brokered certificates of deposit in 2004 to expand its liquidity sources and reduce its reliance on higher costing borrowings. These transactions resulted in a 109 basis point decrease in the average rate on FHLB advances and other borrowings between comparable six-month periods.

Back to Contents

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended March 31, 2004 increased $182,000 compared to the comparable 2003 period. Nonperforming assets at March 31, 2004 were $10.3 million, or 1.18% of total assets compared to $13.5 million, or 1.51% of total assets at September 30, 2003 and $4.8 million, or .53% of total assets as of March 31, 2003. The increased provision for the six-month period reflects the high levels of nonperforming assets and higher charge-offs. Net loan charge-offs were $1.2 million for the six-months ended March 31, 2004, compared to net loan charge-offs of $1.2 million for the six-months ended March 31, 2003. See the Nonperforming Assets section of Management’s Discussion and Analysis for a further analysis of asset quality.

Noninterest Income. Noninterest income increased $249,000, or 3.9%, from $6.3 million for the six months ended March 31, 2003 to $6.6 million for the six months ended March 31, 2004. Service charges and other fees increased $292,000 due to a larger customer base and the rates on such fees increasing between periods. Gains-on-sale of investment securities decreased between periods by $270,000 as the Bank sold approximately $25 million of investment securities in the six month period ended March 31, 2004 and recognized a gain of $872,000. During the six-month period ended March 31, 2003, the Bank also sold securities as part of a reduction of its investment portfolio and recorded a gain of $1.1 million. The reduction in other income was largely due to decreased yields on the income the Bank derives on its investment in Bank-owned life insurance.

Noninterest Expense. Total noninterest expense decreased $1.4 million, or 10.3%, from $13.4 million for the six months ended March 31, 2003 to $12.0 million for the six months ended March 31, 2004. This decrease was due primarily to reductions in salaries and employee benefits of $450,000 and a reduction in occupancy costs of $270,000. As previously discussed, the Bank closed three branches in June 2003 and sold its Danville branch in January 2004. Certain staff reductions were also undertaken in September 2003 as the Bank reduced staff to better align the Bank’s operational processes with its product offerings. Advertising costs decreased by $256,000 from $511,000 for the six months ended March 31, 2003, to $255,000 for the six months ended March 31, 2004. The decrease was the result of the Company decreasing its branding awareness advertising campaign.

Income Taxes. The Company had an income tax provision of $1.1 million for the six months ended March 31, 2004 compared to a provision of $747,000 for the six months ended March 31, 2003. The increase in taxes between periods was primarily due to the increased level of pre-tax income offset in part by a reduction in the effective tax rate from approximately 32.0% in 2003 to 25.2% in 2004. The decrease in effective tax rates between periods was due to the recognition of income tax benefits of approximately $320,000 related to a disallowed tax deduction for compensation expense from a prior period. A determination was made during the current period that such deduction can now be claimed on the Company’s tax returns.

Back to Contents

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s quantitative and qualitative disclosures about market risk as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 and Footnote 11 to the Notes to Consolidated Financial Statements contained in this Form 10-Q. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company since September 30, 2003.

Back to Contents

Item 4.   CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During the initial preparation and review of the Form 10-Q for the June 30, 2003 period, the Registrant discovered that its financial statements for its fiscal years 1998 through 2002 and for the December 2002 and March 2003 quarters required restatement. The Company believes that it maintained effective controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 with respect to those prior periods, except that the individuals responsible for implementing such controls and procedures, including reviewing the work performed and authorizing the final results, failed to detect material errors, including a computer coding error related to the Company’s indirect automobile loan portfolio, which required the restatement. Consequently, the Company’s management conducted an exhaustive analysis of the Company’s accounting records. This review discovered additional accounting errors, which were included in the restatements. Subsequent to the discovery of these errors in June and September, management implemented staffing, system and procedural changes designed to improve the training of the individuals involved in implementing and reviewing the controls and procedures to strengthen the review and authorization process so that such errors do not occur in the future.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Back to Contents

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not repurchase any of its common shares during the quarter ended March 31, 2004.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 19, 2004. The results of the vote were as follows:

1.	The following individuals were elected as directors, each for a three-year term:

		VOTES FOR	VOTES WITHHELD

	George J. Hayden	3,580,765	170,888
	Thomas L. Kennedy	3,542,782	208,871
	Thomas M. Petro	3,593,009	158,644
	Barbara M. Ecker	3,558,063	193,590

2.	The Northeast Pennsylvania Financial Corp. 2004 Stock Plan was approved by stockholders by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

2,481,469	509,700	10,107	750,377

3.	The appointment of KPMG LLP as independent auditors of Northeast Pennsylvania Financial Corp. for the fiscal year ended September 30, 2004 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN

3,543,954	186,716	20,983

Item 5.	Other Information

None.

Back to Contents

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

	3.1	Certificate of Incorporation of Northeast Pennsylvania Financial Corp.*

	3.2	Bylaws of Northeast Pennsylvania Financial Corp.**

	4.0	Form of Stock Certificate of Northeast Pennsylvania Financial Corp.*

	10.1	Northeast Pennsylvania Financial Corp. 2004 Stock Plan***

	11.0	Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial
Statements)

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.0	Section 1350 Certification

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.

**	Incorporated herein by reference into this document from the Exhibits to the Form 10-K/A as filed with the Securities and Exchange Commission on January 8, 2003.

***	Incorporated herein by reference into this document from the appendices to the Proxy Statement as filed with the Securities and Exchange Commission on January 16, 2004.

(B)	Reports on Form 8-K

On February 6, 2004, the Company furnished a Form 8-K in which it announced (1) its financial results for the quarter and year ended September 30, 2003 and (2) the declaration of a $0.06 cash dividend. A press release announcing these financial results and the declaration of the dividend were filed by exhibit.

On February 19, 2004, the Company furnished a Form 8-K containing remarks made by Thomas M. Petro, President and Chief Executive Officer, at the Company’s Annual Meeting of Stockholders. The text of these remarks was filed by exhibit.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.

Date: May 14, 2004	By: /s/ Thomas M. Petro

Thomas M. Petro
President, Chief Executive Officer

Date: May 14, 2004	By:	/s/ Jerry D. Holbrook

Jerry D. Holbrook
Chief Financial Officer