Form 10-Q
period 2004-06-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2004-08-13
CIK 1050996

Click here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes    No

The Registrant had 3,976,799 of Common Stock outstanding as of August 12, 2004.

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2004	September 30, 2003

	(in thousands except per share data)
ASSETS
Cash and cash equivalents	$11,900	$20,142
Investment securities available-for-sale	400,393	326,626
Investment securities held-to-maturity (estimated market value of $2,714 at June 30, 2004 and $3,622 at September 30, 2003)	2,716	3,555
Loans held for sale	1,100	1,073
Loans (less allowance for loan loss of $8,630 at June 30, 2004 and $10,196 at September 30, 2003)	413,703	489,986
Accrued interest receivable	3,114	3,892
Assets acquired through foreclosure	269	1,022
Property and equipment, net	10,774	12,152
Goodwill	3,255	3,255
Intangible assets	7,371	8,556
Bank-owned life insurance	11,246	10,875
Other assets	14,697	15,161

TOTAL ASSETS	$880,538	$896,295

LIABILITIES
Deposits	527,007	547,305
Federal Home Loan Bank advances	244,182	258,901
Trust-preferred debt	22,681	22,000
Other borrowings	20,417	529
Advances from borrowers for taxes and insurance	1,908	1,239
Accrued interest payable	1,349	1,318
Other liabilities	5,561	6,646

TOTAL LIABILITIES	823,105	837,938

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 2,000,000 authorized shares; none issued	—	—
Common stock ($.01 par value; 16,000,000 shares authorized, 6,427,350 shares issued	64	64
Additional paid-in capital	62,227	61,879
Common stock acquired by stock benefit plans	(2,867)	(3,772)
Retained earnings – substantially restricted	32,546	29,368
Accumulated other comprehensive income, net	(3,517)	1,730
Treasury stock, at cost (2,255,551 shares at June 30, 2004 and 2,250,756 shares at September 30, 2003)	(31,020)	(30,912)

TOTAL STOCKHOLDER’S EQUITY	57,433	58,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$880,538	$896,295

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	As Restated 2003	2004	As Restated 2003

	(in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$6,562	$8,165	$21,168	$25,297
Mortgage-related securities	2,958	1,512	6,997	5,193
Investment securities:
Taxable	355	1,166	2,298	3,620
Tax-exempt	120	233	466	700
Other interest income	14	—	18	—

Total interest income	10,009	11,076	30,947	34,810

INTEREST EXPENSE
Deposits	1,990	2,870	6,308	9,790
Federal Home Loan Bank advances	2,464	2,978	7,821	8,934
Trust-preferred debt	262	267	790	784

Total interest expense	4,716	6,115	14,919	19,508

NET INTEREST INCOME	5,293	4,961	16,028	15,302
Provision for loan losses	232	850	1,394	1,830

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,061	4,111	14,634	13,472

NONINTEREST INCOME
Service charges and other fees	660	684	2,226	1,958
Insurance premium income	983	1,084	2,691	2,911
Trust fees	217	215	654	660
Gain on sale of:
Branch	—	—	798	—
Assets acquired through foreclosure	32	70	54	129
Loans	88	562	751	1,165
Available-for-sale securities	343	237	1,220	1,379
Impairment loss on equity investment	—	(1,488)	—	(1,488)
Other	205	350	729	1,346

Total noninterest income	2,528	1,714	9,123	8,060

NONINTEREST EXPENSE
Salaries and employee benefits	3,203	3,577	9,500	10,286
Occupancy costs	690	797	2,076	2,453
Amortization of intangibles	205	255	645	772
Data processing costs	295	200	824	579
Advertising	116	238	371	749
Professional fees	271	276	1,086	1,115
Federal Home Loan Bank and other charges	220	240	717	702
Other	824	1,370	2,589	3,668

Total noninterest expense	5,824	6,953	17,808	20,324

Income (loss) before income taxes	1,765	(1,128)	5,949	1,208
Income taxes	738	65	1,793	813

NET INCOME (LOSS)	$1,027	$(1,193)	$4,156	$395

EARNINGS (LOSS) PER SHARE:
Basic	$0.26	$(0.32)	$1.06	$0.10
Diluted	0.25	(0.32)	1.01	0.10

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,

	2004	As Restated 2003

	(in thousands)
OPERATING ACTIVITIES
Net income	$4,156	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,394	1,830
Provision for assets acquired through foreclosure	—	208
Depreciation	893	1,063
Amortization of intangibles	645	772
Deferred income tax benefit	—	(1,597)
ESOP shares committed to be released	186	580
Stock award expense	70	392
Bank-owned life insurance income	(371)	(446)
Origination of loans held for sale	(14,418)	—
Proceeds from loans sold	61,015	35,105
Deconsolidation of capital trusts	682	—
Amortization and accretion on:
Held-to-maturity securities	(5)	(1)
Available-for-sale securities	2,931	4,651
Amortization of deferred loan fees	(553)	(724)
(Gain) loss on sale of:
Assets acquired through foreclosure	(54)	(129)
Loans	(751)	(1,165)
Available-for-sale securities	(1,220)	(1,379)
Disposal of fixed assets	12	19
Branch	(798)	—
Impairment loss on equity investment	—	1,488
Change in assets and liabilities:
Decrease in accrued interest receivable	778	506
Decrease (increase) in other assets	1,948	(1,657)
Increase in accrued interest payable	31	99
Increase in accrued taxes payable	—	2,030
Decrease (increase) in other liabilities	(596)	977

Net cash provided by operating activities	55,975	43,017

INVESTING ACTIVITIES
Net decrease (increase) in loans	$28,282	$(40,656)
Proceeds from sale of:
Available-for-sale securities	37,517	93,193
Assets acquired through foreclosure	1,944	693
Proceeds from repayments of held-to-maturity securities	845	98
Proceeds from repayments of available-for-sale securities	71,838	128,727
Proceeds from sale of branch real estate and transfer of deposits	(8,244)	—
Purchase of:
Available-for-sale securities	(187,304)	(193,289)
Office properties and equipment	(313)	(864)
Regulatory stock	(5,752)	(1,041)

Net cash used for investing activities	$(61,187)	$(13,139)

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,

	2004	As Restated 2003

	(in thousands)
FINANCING ACTIVITIES
Net (decrease) in deposit accounts	$(9,954)	$(27,647)
Net decrease in Federal Home Loan Bank short-term advances	(108,000)	—
Net increase (decrease) in Federal Home Loan Bank long-term advances	94,984	(15)
Net increase in advances from borrowers for taxes and insurance	669	787
Net increase (decrease) in other borrowings	19,888	(2,123)
Proceeds from issuance of trust-preferred securities	—	15,000
Purchase of stock for stock employee compensation trust	—	(1,110)
Cash dividend on common stock	(1,004)	(1,470)
Stock options exercised	387	138

Net cash used for financing activities	(3,030)	(16,440)

Increase (decrease) in cash and cash equivalents	(8,242)	13,438
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,142	25,302

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,900	$38,740

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$14,083	$19,409
Income taxes	1,434	1,749
Supplemental disclosures – non-cash and financing information:
Transfer from loans to assets acquired through foreclosure	1,287	866
Net change in other comprehensive income	(5,247)	(507)

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

Principles of Consolidation and Presentation

The accompanying financial statements of the Company include the accounts of the Bank, Abstractors, Inc., NEP Trust Co. (the “Trust Co.” ), Higgins Insurance Associates, Inc. (“Higgins”) and NEP Capital Trust I and II all of which are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. The Trust Co. offers trust, estate and asset management services and products. Higgins provides insurance and investment products to individuals and businesses.  All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current period’s presentation. Such reclassifications had no effect on net income or stockholders’ equity and do not relate to the restatements described in Footnote 2.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report for the year ended September 30, 2003.  The results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

The following table represents the effect on net income (loss) and earnings (loss) per share had the Company applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	As Restated 2003	2004	As Restated 2003

	(Dollars in thousands, except per share data)
Net income (loss), as reported:	$1,027	$(1,193)	$4,156	$395
Less: proforma expense related to stock options	$51	$(40)	$170	$361

Proforma net income (loss)	$976	$(1,153)	$3,986	$34

Basic net income (loss) per common share:
As reported	$0.26	$(0.32)	$1.06	$0.10
Pro forma	0.25	(0.31)	1.03	0.01
Diluted net income (loss) per common share:
As reported	$0.25	$(0.32)	$1.01	$0.10
Pro forma	0.24	(0.31)	0.97	0.01

The effects on pro forma net income (loss) and basic and diluted earnings (loss) per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

2.     EFFECTS OF RESTATEMENT

The Consolidated Financial Statements as presented for the three and nine month periods ended June 30, 2003 have been restated to reflect the correction of accounting errors for the Company’s indirect automobile, mortgage and consumer loan portfolios. Such errors were discovered in July 2003 and were primarily the result of computer coding errors and did not impact any loan customers.

In September 2003, the Company completed a review of its accounting records and discovered additional accounting errors. As such, the Company further restated its financials for the three and nine month periods ended June 30, 2003 to reflect the correction of additional accounting errors related to an underaccrual in the Company’s health and welfare benefit plans and an overaccrual in advertising costs.  Such errors resulted in an increase in salaries and employee benefits and a reduction in advertising costs.

These errors had no material effect on the Company’s cash flows for operating, investing or financing activities.

Back to Contents

The cumulative effect of these accounting errors reduced the Company’s aggregate net earnings as follows for the periods presented:

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003

Net income (loss) prior to restatements	$(1,104)	$1,128
Adjustment for interest and fees on loans, net of tax benefit	—	(594)
Adjustment for gain on sale of loans, net of tax expense	—	110

Net income (loss) after 1st restatement	(1,104)	644
Adjustment for salaries and employee benefits, net of tax benefit	(100)	(270)
Adjustment for advertising, net of tax expense	11	21

NET INCOME (LOSS), AS ADJUSTED, AFTER 2ND RESTATEMENT	$(1,193)	$395

EARNINGS (LOSS) PER SHARE (EPS)
Basic EPS prior to restatements	$(0.29)	$0.30
Adjustment for interest and fees on loans, net of tax benefit	—	(0.16)
Adjustment for gains on sale of loans, net of tax expense	—	0.04

Basic EPS after 1st restatement	$(0.29)	$0.18
Adjustment for salaries and employee benefits, net of tax benefit	(0.03)	(0.08)

Basic EPS, as adjusted, net of tax benefit, after 2nd restatement	$(0.32)	$0.10

Diluted EPS prior to restatements	$(0.29)	$0.29
Adjustment for interest and fees on loans, net of tax benefit	—	(0.15)
Adjustment for gain on sale of loans, net of tax expense	—	0.02

Diluted EPS after 1st restatement	(0.29)	0.16
Adjustment for salaries and employee benefits, net of tax benefit	(0.03)	(0.06)

Diluted EPS, as adjusted, net of tax benefit, after 2nd restatement	$(0.32)	$0.10

3.     EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (“EPS”), basic and diluted, were $0.26 and $0.25, respectively, for the three months ended June 30, 2004 compared to $(0.32) and $(0.32), respectively, for the three months ended June 30, 2003.  EPS, basic and diluted, were $1.06 and $1.01, respectively, for the nine months ended June 30, 2004 compared to $0.10 and $0.10, respectively, for the nine months ended June 2003.

Back to Contents

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	As Restated 2003	2004	As Restated 2003

Net income (loss)	$1,027	$(1,193)	$4,156	$395

Weighted-average common shares outstanding	6,427,350	6,427,350	6,427,350	6,427,350
Average treasury stock shares	(2,245,551)	(2,250,756)	(2,248,375)	(2,253,695)
Average common stock acquired by stock benefit plans:
Stock employee compensation trust	(44,658)	(108,769)	(50,187)	(87,499)
Stock awards unallocated, net	(22,538)	(75,636)	(26,722)	(75,636)
ESOP shares unallocated, net	(188,395)	(237,808)	(215,544)	(250,663)

Weighted-average common shares used to calculate basic earnings per share	3,926,208	3,754,381	3,886,522	3,759,857
Dilutive effect of stock awards	—	—	300	11,317
Dilutive effect of outstanding stock options	192,160	—	205,470	169,977

Weighted-average common shares used to calculate diluted earnings per share	4,118,368	3,754,381	4,092,292	3,941,151

Earnings (loss) per share-basic	$0.26	$(0.32)	$1.06	$0.10
Earnings (loss) per share-diluted	$0.25	$(0.32)	$1.01	$0.10

Diluted earnings (loss) per share include the dilutive effect of the Company’s weighted-average stock options/awards outstanding using the Treasury Stock method.  The Company had anti-dilutive common stock equivalents outstanding of 141,856 and 190,239 for the three months ended June 30, 2004 and 2003, respectively, and 23,013 and 10,485 for the nine months ended June 2004 and 2003, respectively.  These anti-dilutive stock options are not included in the calculation of diluted earnings (loss) per share for the periods presented.

Back to Contents

4.     INVESTMENT SECURITIES

Securities are summarized as follows:

		June 30, 2004

		(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
Obligations of U.S. government agencies	$12,431	$3	$(192)	$12,242
Municipal securities	5,179	39	(40)	5,178
Corporate securities	14,537	524	—	15,061
Mortgage-backed securities	356,957	618	(6,195)	351,380

Total debt securities	389,104	1,184	(6,427)	383,861

FHLB stock	12,852	—	—	12,852
FHLMC stock	1,000	—	(200)	800
FNMA stock	3,000	5	(220)	2,785
Other equity securities	79	21	(5)	95

Total equity securities	16,931	26	(425)	16,532

Total	$406,035	$1,210	$(6,852)	$400,393

Held-to-maturity securities:
Municipal securities	$2,716	$6	$(8)	$2,714

Total	$2,716	$6	$(8)	$2,714

		September 30, 2003

		(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
Obligations of U.S.
government agencies	$26,089	$204	$(4)	$26,289
Municipal securities	14,983	151	—	15,134
Corporate securities	38,769	1,814	(12)	40,571
Trust Preferred securities	12,754	474	(429)	12,799
Mortgage-backed securities	210,144	1,652	(831)	210,965

Total debt securities	302,739	4,295	(1,276)	305,758

FHLB stock	12,987	—	—	12,987
FHLMC stock	2,241	—	(304)	1,937
FNMA stock	6,000	20	(170)	5,850
Other equity securities	78	22	(6)	94

Total equity securities	21,306	42	(480)	20,868

Total	$324,045	$4,337	$(1,756)	$326,626

Held-to-maturity securities:
Municipal securities	$3,555	$67	$—	$3,622

Total	$3,555	$67	$—	$3,622

Back to Contents

5.     LOANS

Loans are summarized as follows:

	June 30, 2004	September 30, 2003

	(in thousands)
Real Estate Loans:
One-to-four family	$115,269	$149,741
Multi-family and commercial	67,330	64,343
Construction	9,256	22,384

Total real estate loans	191,855	236,468

Consumer Loans:
Home equity loans and lines of credit	67,666	73,036
Automobile	110,103	136,182
Unsecured lines of credit	4,235	3,455
Other	10,321	9,421

Total consumer loans	192,325	222,094

Commercial Loans	39,271	43,203

Total Loans	423,451	501,765
Less:
Deferred loan origination fees, net	(1,118)	(1,583)
Allowance for loan losses	(8,630)	(10,196)

Total loans, net	$413,703	$489,986

The activity in the allowance for loan losses is as follows (in thousands):

	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2003

	(in thousands)
Balance, beginning	$10,196	$5,449
Provisions charged to income	1,394	1,830
Transfer for the sale of indirect automobile loans	(1,557)	—
Charge-offs	(1,811)	(1,851)
Recoveries	408	320

Balance, end	$8,630	$5,748

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

Back to Contents

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

As of June 30, 2004, the balance of automobile loan receivables in the Trust was $13.5 million.  Because the historical performance of the receivables met the established criteria as of September 30, 2003, the balance of the cash reserve account was reduced from 4.75% to 3.00% of the original balance at that time.

The key assumptions used in measuring the fair value of the retained interest and cash collateral account for the transaction is shown in the following table:

June 30, 2004

Retained interest
Average annual repayment rate	1.5%
Average annual expected default rate	3.0%
Discount rate	10.0%
Weighted average life of underlying automobile loans	28 months

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

June 30, 2004

(in thousands)
Fair value of retained interest	$1,417
Weighted-average repayment rate assumption:
Pre-tax decrease to earnings due to a 10% adverse change	$9
Pre-tax decrease to earnings due to a 20% adverse change	$6
Weighted-average expected default rate:
Pre-tax decrease to earnings due to a 10% adverse change	$25
Pre-tax decrease to earnings due to a 20% adverse change	$51
Weighted-average discount rate:
Pre-tax decrease to earnings due to a 10% adverse change	$15
Pre-tax decrease to earnings due to a 20% adverse change	$29

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

Back to Contents

7.     DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2004		September 30, 2003

	Amount	Percent of Total	Amount	Percent of Total

	(in thousands)
Noninterest-bearing	$38,750	7.35%	$36,451	6.66%
Interest bearing:
Savings	93,918	17.82%	97,499	17.81%
NOW accounts	74,551	14.15%	88,130	16.10%
Money market	81,452	15.45%	95,972	17.54%

	249,921	47.42%	281,601	51.45%

Brokered CD’s	43,000	8.16%	—	—
Certificates of deposit $100,000 or greater	28,970	5.50%	33,584	6.14%
Certificates of deposit less than $100,000	166,366	31.57%	195,669	35.75%

	238,336	45.23%	229,253	41.89%

Total deposits	$527,007	100.00%	$547,305	100.00%

8.     FEDERAL HOME LOAN BANK ADVANCES

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), the Bank maintains otherwise unencumbered qualifying assets (principally one-to-four family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB.  The Bank’s FHLB stock is also pledged to secure these advances. Advances from the FHLB with fixed rates ranging from 1.61% to 6.71% at June 30, 2004 are due as follows:

Due by June 30,	Weighted Average Rate	Amount

		($ in thousands)
2005	6.20%	$53,500
2006	3.50%	102,000
2007	3.26%	40,081
2008	—	—
2009	4.89%	10,000
Thereafter	5.40%	38,601

Total FHLB advances		$244,182

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

In December 2003, the FASB revised Financial Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”).  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003.  Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.  As a result of the adoption of FIN 46, the Company deconsolidated its capital trusts in the first quarter of 2004.  The result was an increase in the trust preferred debt as reported on the balance sheet of $681,000.

A summary of the trust securities issued and outstanding at June 30, 2004 is as follows:

Name	Amount Outstanding	Rate	Prepayment Option Date	Maturity	Distribution Payment Frequency

NEP Capital Trust I	$7,217,000	5.07%	4/22/2007	4/22/2032	Semi-annually
NEP Capital Trust II	$15,464,000	4.70%	11/7/2007	11/7/2032	Quarterly

Back to Contents

10.     GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill and other intangible assets is as follows:

	At June 30, 2004 and September 30, 2003

Goodwill	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Acquisition of:
Abstractors	$248	$(160)	$88
Security Savings Association of Hazleton	571	(28)	543
Higgins Insurance Associates, Inc.	2,519	(95)	2,424
Schuylkill Savings and Loan Association	200	—	200

Total goodwill	$3,538	$(283)	$3,255

	At June 30, 2004			At September 30, 2003

Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in thousands)			(in thousands)
Amortizing:
Omega core deposit intangible (1)	$—	$—	$—	$1,537	$(950)	$587
Security Savings Association of Hazleton core deposit intangible	9,086	(2,539)	6,547	9,086	(2,094)	6,992
Schuylkill Savings and Loan Association core deposit intangible	255	(68)	187	255	(50)	205
Other intangibles	981	(419)	562	966	(269)	697
Nonamortizing intangible assets Other intangible assets	75	—	75	75	—	75

Total other intangible assets	$10,397	$(3,026)	$7,371	$11,919	$(3,363)	$8,556

(1)  In January 2004, the Bank sold its Danville branch and charged the remaining Omega intangible to gain on sale of the branch.  The amortization for the nine month period ended June 30, 2004 relating to this transaction was $32,000.

Back to Contents

Amortization expense of other amortizing intangible assets for the three and nine months ended June 30, 2004 and June 30, 2003 is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30

	2004	2003	2004	2003

	(in thousands)		(in thousands)
Core deposit intangibles	$151	$204	$495	$619
Other amortizing intangibles	54	51	150	153

Total amortizing intangibles	$205	$255	$645	$772

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

In November 2003, the Bank entered into receive fixed-pay variable interest rate swaps with a notional amount of $40 million that have been designated to hedge changes in the fair value of certain FHLB advances.  The Bank includes all components of each derivative’s fair value in the assessment of hedge effectiveness.  For the three and nine month periods ended June 30, 2004, no gain or loss was required to be recognized in earnings associated with these fair value hedges.  Additionally, no hedge ineffectiveness was noted as of June 30, 2004.

Following is a summary of the derivatives designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended:

	At June 30, 2004 (in thousands)

			Weighted Average

	Notional Amount	Liability	Receive Rate	Pay Rate	Life (Years)

Fair Value Hedges:
Receive fixed-pay variable interest rate swaps	$40,000	$1,703	5.42%	3.06%	9.1

Back to Contents

12.     COMPREHENSIVE INCOME

The following schedule reconciles net income to total comprehensive income as required by SFAS No. 130:

	Three Months Ended June 30		Nine Months Ended June 30

	2004	As Restated 2003	2004	As Restated 2003

	(in thousands)
Net Income (loss)	$1,027	$(1,193)	$4,156	$395
Other comprehensive income, net of tax
Unrealized gains (losses) on securities and on retained interest on asset securitization	—	—	—	—
Unrealized holding gains (losses) arising during the period	(5,417)	1,537	(4,499)	339
Less: Reclassification adjustment for gains (losses) included in net income	210	145	748	846

Other comprehensive income (loss)	(5,627)	1,392	(5,247)	(507)

Comprehensive income (loss)	$(4,600)	$199	$(1,091)	$(112)

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

A.     General

The Company’s results of operations are dependent primarily on the results of operation of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings.  However, noninterest income has become a meaningful component of the Company’s operations mainly due to fees earned by non-bank subsidiaries. Results of operations are also affected by the Company’s provision for loan losses, loan and security sales activities, service charges and other fee income, and noninterest expense.  The Company’s noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

The Company’s results of operations have been restated for the three and nine month periods ended June 30, 2003, to reflect the correction of accounting errors related to the Company’s indirect automobile, mortgage and consumer loan portfolios, an underaccrual in an employee health and welfare benefit plan and an overaccrual in advertising costs.  The net effect of such restatements was to reduce interest income, increase operating expenses and reduce retained earnings.  See Footnote 2 to the unaudited Consolidated Financial Statements for a description of the effects on the periods presented in this current report on Form 10-Q.

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

In September 2003, the Board of Directors initiated several management and operational changes including appointing two seasoned bank executives to lead the Company.  In connection with these changes, the Company began a process to reposition the balance sheet and improve earnings.  During the first fiscal quarter of 2004, these activities included divesting $16.2 million of longer-term fixed-rate residential mortgage loans and entering into approximately $40 million of derivative contracts to convert certain long-term fixed-rate FHLB borrowings to a variable rate.

Back to Contents

During the second fiscal quarter of 2004, the Company continued its repositioning of the balance sheet by selling approximately $25.0 million of investment securities, including $15.0 million of corporate bonds that were scheduled to mature within the next 20 months.  That sale was undertaken since the gain realized on the sale was greater than the income the Company would have earned if it continued to hold such bonds until maturity.  This sale resulted in a gain of approximately $872,000 during the second fiscal quarter of 2004.  The proceeds from the sale were used to repay certain maturing borrowings, fund the transfer of branch deposits and invest in similar assets that are interest-rate sensitive. The Bank sold $650,000 of real estate and equipment and transferred $10.3 million of deposits at its Danville, Pennsylvania branch in January 2004 to The First National Bank of Berwick, Berwick, Pennsylvania.  This sale resulted in a gain of $798,000.

During the third fiscal quarter, the Company continued its restructuring activities by selling approximately $19.2 million of lower credit quality automobile loans and $4.0 million of investment securities.  The sale of indirect automobile loans was undertaken to improve asset quality and did not have a significant affect on capital or results of operations since the loss on the sale was offset by a $1.6 million reduction in the allowance for loan losses associated with such loans. The $4.0 million sale of investment securities included certain fixed rate corporate securities with long durations and resulted in a gain of $343,000.  The proceeds from these activities were reinvested in high-quality shorter duration investment securities.

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

Back to Contents

The following table presents information regarding the Bank’s nonperforming assets and troubled debt restructurings at the dates indicated:

	June 30, 2004	September 30, 2003

	(dollars in thousands)
Nonperforming assets:
Nonaccruing loans	$7,643	$12,479
Assets acquired through foreclosure	269	1,022

Total nonperforming assets	7,912	13,501
Troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$7,912	$13,501

Total nonperforming loans as a percentage of total loans (1)	1.80%	2.49%
Total nonperforming assets as a percentage of total assets	0.90%	1.51%

(1)  Total loans excludes the allowance for loan losses and deferred loan fees.

As of June 30, 2004, nonperforming assets totaled $7.9 million, or 0.90% of total assets, compared to $13.5 million, or 1.51% of total assets, at September 30, 2003.  The $5.6 million reduction in nonperforming assets during the nine months ended June 30, 2004 was primarily the result of the balances on several nonaccruing commercial loans being reduced due to cash collections, a $753,000 reduction in the levels of foreclosed assets and the successful execution of various workout strategies.  The reduction in foreclosed assets was primarily due to the sale of several one-to-four family properties.  To continue reducing nonperforming assets, the Bank has established workout strategies for its large commercial nonaccruing loans which are designed to prudently exit or collect on such loans within a reasonable timeframe.

E.     Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are operating earnings, deposits, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLB advances.  The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

In accordance with Thrift Bulletin 77, the Office of Thrift Supervision (the “OTS”) requires institutions, such as the Bank, to maintain adequate liquidity to assure safe and sound operation.  The Bank’s liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 7.27% at June 30, 2004, compared to 12.99% at March 31, 2004.  Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. In addition to its primary funding sources, the Bank’s liquidity requirements can be satisfied through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit.  Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

The primary sources of funding for the Company are dividend payments from the Bank, sales and maturities of investment securities, borrowings and, to a lesser extent, earnings on investments and deposits of the Company.  Dividend payments by the Bank have primarily been used to fund the Company’s repurchase of its stock, to pay cash dividends, and to pay interest on the trust-preferred securities.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the OTS.  Additionally, the OTS may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital and tangible capital (as defined) to total assets (as defined).  At June 30, 2004, the Bank was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution.  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

Back to Contents

The Bank’s actual capital amounts and ratios at June 30, 2004 and September 30, 2003 are presented in the following table:

	As of June 30, 2004

	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To be Well Capitalized under prompt corrective Action Provisions

	Amount	Ratio(1)	Amount	Ratio(1)	Amount	Ratio(1)

Risk-based Capital
(Total capital to risk-weighted assets)	$64,963	13.69%	$37,967	>8.00%	$47,458	>10.00%
Tier I Capital
(to risk-weighted assets)	58,997	12.43%	18,983	>4.00%	28,475	>6.00%
Core Capital
(Tier I capital to adjusted total assets)	60,036	6.84%	35,115	>4.00%	43,894	>5.00%
Tangible Capital
(Tangible capital to tangible assets)	60,036	6.84%	13,168	>1.50%	N/A	N/A

	As of September 30, 2003

	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To be Well Capitalized under prompt corrective Action Provisions

	Amount	Ratio(1)	Amount	Ratio(1)	Amount	Ratio(1)

Risk-based Capital
(Total capital to risk-weighted assets)	$59,441	10.52%	$45,205	>8.00%	$56,506	>10.00%
Tier I Capital
(to risk-weighted assets)	52,406	9.27%	22,602	>4.00%	33,904	>6.00%
Core Capital
(Tier I capital to adjusted total assets)	54,053	6.17%	35,045	>4.00%	43,806	>5.00%
Tangible Capital
(Tangible capital to tangible assets)	54,053	6.17%	13,142	>1.50%	N/A	N/A

(1)  For the periods presented the components of tangible capital were the same as those of core capital. Tangible and core capital are computed as a percentage of adjusted total assets and tangible assets of $878 million and $876 million at June 30, 2004 and September 30, 2003, respectively. Risk-based capital and Tier I capital are computed as a percentage of risk-weighted assets of $475 million and $565 million at June 30, 2004 and September 30, 2003, respectively. Tier I capital is reduced by the amount of low-level recourse and residual interests to compute Tier I capital.

F.     Comparison of Financial Condition at June 30, 2004 and September 30, 2003

Total assets decreased $15.8 million from $896.3 million at September 30, 2003 to $880.5 million at June 30, 2004.  Total loans decreased by $76.3 million from September 30, 2003.  The decrease was primarily due to the sale of $16.2 million of modified fixed-rate one-to-four family mortgages and the sale of $19.2 million of indirect automobile loans.  The sale of one-to-four family mortgages was completed as part of the process to reposition the Bank’s balance sheet and improve earnings and interest-rate sensitivity.  The sale of indirect automobile loans was undertaken to reduce the levels of lower quality loans in the Bank’s loan portfolio.  The Bank ceased originating non-prime indirect automobile loans in October 2003.  At June 30, 2004, indirect automobile loans totaled $103.4 million, compared to $131.1 million at September 30, 2003.  The Company expects the levels of indirect automobile loan balances to continue decreasing in fiscal 2004 due to lower originations and prepayments.  Other decreases in loans were due to repayments and maturities of commercial, consumer and residential loans.  Investment securities available-for-sale increased by $73.8 million due to the Company investing the proceeds from the loan sales and loan repayments into high quality mortgaged-backed securities.

Back to Contents

Total liabilities decreased $14.8 million from $837.9 million at September 30, 2003 to $823.1 million at June 30, 2004.   Deposits decreased $20.3 million from $547.3 million as of September 30, 2003 to $527.0 million at June 30, 2004.  The decrease in deposits was largely due to a $10.3 million transfer of deposits from the Bank’s Danville branch to another financial institution in January 2004.  Deposits have decreased, however, it is the Bank’s strategy to increase deposits by offering competitive interest rate deposit products to retail customers while providing core transaction account products to businesses and individuals.  FHLB advances decreased by $14.7 million due to maturing advances of $55.0 million during December, of which  $35.0 million was extended for a two-year term at lower market rates.  The Bank also began using other borrowing sources such as repurchase agreements and brokered certificates of deposit in the nine months ended June 30, 2004 as alternative funding sources to higher-rate FHLB advances.  As of June 30, 2004, the Bank had $43.0 million of brokered certificates of deposit, of which $33.0 million mature in July 2004.

G.     Comparison of Operating Results for the Three Months ended June 30, 2004 and June 30, 2003.

General.     The Company reported net income of $1.0 million and a net loss of $1.2 million for the three months ended June 30, 2004 and June 30, 2003, respectively.  Basic and diluted earnings per share increased to $0.26 and $0.25 per share, respectively, for the three months ended June 30, 2004 compared to a net loss of $0.32 per share on a basic and diluted basis, for the same period in fiscal 2003.

Interest Income.     Total interest income decreased $1.1 million, or 9.6%, from $11.1 million for the three months ended June 30, 2003, to $10.0 million for the three months ended June 30, 2004.  This decrease was primarily due to a 37 basis point decline on the tax-equivalent yield on earning assets to 4.97% for the three months ended June 30, 2004 as compared to 5.34% for the same three-month period ended June 30, 2003.   Average market rates were lower in the quarter ended June 30, 2004 when compared to the same period in 2003.  Additionally, the Bank is originating higher credit quality loans with lower yields than in prior periods.  Interest income on loans decreased $1.6 million primarily due to a $56.3 million reduction in average real estate loan balances between periods.  Interest income on mortgage-related securities increased $1.4 million due to an increase of $121.8 million in the average balances and a 63 basis point increase in the average yield on such securities. The Bank has invested in mortgage related securities with higher yields as a way to utilize excess liquidity from loan and investment sales and as repayments of loans and mortgage-backed securities have occurred.  Interest income on taxable investment securities decreased $811,000 due to a $76.3 million decrease in average balances due to the previously discussed sales that occurred during the three month periods ended June 30, 2004 and March 31, 2004.

Interest Expense.     Interest expense decreased $1.4 million, or 22.9%, from $6.1 million for the three months ended June 30, 2003 to $4.7 million for the three months ended June 30, 2004.  The decline in interest expense was primarily attributable to declining interest rates as the average rate paid on deposits decreased in the quarter ended June  30, 2004 to 1.65% from 2.08% in the quarter ended June 30, 2003.  Also as previously discussed, the Bank entered into several derivative contacts in November 2003 which swapped the fixed rates the Bank pays on $40.0 million of FHLB advances to variable rates.  The effect of this transaction was to reduce the average rate the Bank is paying on these borrowings from approximately 5.51% to 3.06% during the quarter. While this transaction added interest rate volatility, the overall asset/liability position of the Bank remains within acceptable risk parameters.  Also during the first nine months of fiscal 2004, approximately $55.0 of long-term fixed rate advances with an average rate of 5.67% matured and were replaced with two and three-year fixed rate advances with an average rate of 2.32%.  These transactions resulted in a 170 basis point decrease in the average rate on FHLB advances and other borrowings between comparable quarters, offset by a $47.4 million increase in the average balances of such borrowings.

Provision for Loan Losses.     The Company records a provision for loan losses in order to maintain the allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses.  Management’s evaluation is based upon a continuing review of the portfolio and requires significant management judgment. The Bank’s provision for loan losses for the three months ended June 30, 2004 decreased $618,000 to $232,000 when compared to the comparable 2003 fiscal period.  The decrease was primarily due to reductions in the levels of nonperforming loans, classified assets and charge-offs and reflect, among other things, reductions in loan balances, the sale of $19.2 million of lower credit quality indirect automobile loans and other changes in the composition of the loan portfolio during the quarter.  The loan portfolio experienced reductions in higher risk indirect automobile, construction and commercial loans during the three-month period ended June 30, 2004.  See the Nonperforming Assets section of Management’s Discussion and Analysis for a further analysis of asset quality.  Net loan charge-offs were $223,000 for the quarter ended June 30, 2004, compared to net loan charge-offs of $672,000 for the quarter ended June 30, 2003.

Noninterest Income.     Noninterest income increased $814,000, or 47.5%, from $1.7 million for the three months ended June 30, 2003 to $2.5 million for the three months ended June 30, 2004.  This increase was primarily due to a $1.5 million impairment loss that was recorded in the June 2003 quarter, offset by higher levels of originations and gains on the sales of residential mortgage loans in 2003.  Other income was also lower due to reduced yields on bank-owned life insurance.

Back to Contents

Insurance premium income and gains on the sales of loans were lower in the three months ended June 30, 2004 largely due to lower levels of mortgage loan closings.  The Company anticipates that such income will remain at lower levels as interest rates rise and residential mortgage originations slow.

Noninterest Expense.     Total noninterest expense decreased $1.1 million, or 16.2%, from $7.0 million for the three months ended June 30, 2003 to $5.8 million for the three months ended June 30, 2004.  The majority of this decrease was due to reductions in salaries and employee benefits ($374,000) and occupancy cost ($107,000) as the Company reduced staff in June 2003 when it closed three banking offices and sold its Danville branch in January 2004.  Certain staff reductions were also undertaken in September 2003 as the Bank reduced staff to better align the Bank’s operational processes with its product offerings.  The Company had 268 employees as of June 30, 2004 compared to 310 employees as of March 31, 2003.  Advertising costs decreased by $122,000 between the comparable three month periods as the Company reduced its level of brand awareness advertising.  Data processing costs increased between periods due to the Bank outsourcing its data processing to a third-party vendor in November 2003.

Income Taxes.     The Company had an income tax provision of $738,000 for the three months ended June 30, 2004, compared to a provision of $65,000 for the three months ended June 30, 2003. The effective tax rate was 41.8% and (5.8)% for the quarterly periods ended June 30, 2004 and 2003, respectively.  The effective tax rate for the three months ended June 30, 2004 was adversely affected by the filing of the Company’s tax returns for prior periods, which resulted in a reduction in previously estimated tax benefits, along with a reduction in tax-exempt income from bank-owned life insurance and investment securities.  The effective tax rate for the three months ended June 30, 2003 was affected by a change in the deferred tax asset valuation allowance related to the Company’s inability to use a charitable contribution carryforward.  Additionally, during the June 2003 quarter, the Company was unable to recognize a tax benefit on a $1.5 million impairment loss.  The Company expects its effective tax rate to normalize to 30-35% in future periods.

H.      Comparison of Operating Results for the Nine Months Ended June 30, 2004 and June 30, 2003

General.     The Company had net income of approximately $4.2 million and $395,000 for the nine months ended June 30, 2004 and June 30, 2003, respectively.  Basic and diluted earnings per share were $1.06 and $1.01 per share, respectively, for the nine months ended June 30, 2004 and $0.10 per share on a basic and diluted basis for the nine months ended June 30, 2003.

Interest Income.     Total interest income decreased $3.9 million, or 11.1%, from $34.8 million for the nine months ended June 30, 2003 to $30.9 million for the nine months ended June 30, 2004. This decrease was primarily due to a 41 basis point decline on the tax-equivalent yield on earning assets to 5.12% for the nine months ended June 30, 2004 as compared to 5.53% for the same period ended in 2003, primarily due to the lower rate environment.  Interest income on loans decreased $4.1 million due to a 69 basis point decrease in the yield and a $33.6 million decrease in the average balance of loans.   Interest income on mortgage-related securities increased $1.8 million as the yield on such securities increased by 38 basis points.  The Bank has invested in mortgage related securities with higher yields as a way to utilize excess liquidity from loan and investment sales and as repayments of loans and mortgage-backed securities have occurred.  Interest income on taxable investment securities decreased $1.3 million as a result of a 35 basis point decline and a $37.9 million reduction in the average balances of such securities.

Interest Expense.     Interest expense decreased $4.6 million, or 23.5%, from $19.5 million for the nine months ended June 30, 2003 to $14.9 million for the nine months ended June 30, 2004. The decrease in interest expense was due to a declining interest rate environment that resulted in the cost of deposits decreasing to 1.69% for the nine months ended June 30, 2004 compared to 2.31% for the same period in 2003 and a reduction in the average balances of deposits of $66.5 million. The decline in the rates paid on and balances of average deposits was primarily due to the Bank reducing its reliance on higher-rate institutional deposits.

As previously discussed, the Bank entered into several derivative contacts which swapped the fixed rates the Bank pays on $40.0 million of FHLB advances to variable rates. The effect of this transaction was to reduce the average rate the Bank was paying on these borrowings from approximately 5.51% for the nine-months ended June 30, 2003 to 3.49% for the nine month period ended June 30, 2004.  Also during the nine-months ended June 30, 2004, certain long-term, fixed-rate, higher average balance advances matured and were replaced with lower rate borrowings with similar terms.  The Bank also began using alternate funding sources such as reverse repurchase agreements and brokered certificates of deposit in 2004 to expand its liquidity sources and reduce its reliance on higher costing borrowings.  These transactions resulted in a 130 basis point decrease in the average rate on FHLB advances and other borrowings between comparable nine-month periods.

Back to Contents

Provision for Loan Losses.     The Company’s provision for loan losses for the nine months ended June 30, 2004 decreased $436,000 compared to the comparable 2003 period.  Nonperforming assets at June 30, 2004  were $7.9 million, or 0.90% of total assets compared to $13.5 million, or 1.51% of total assets at September 30, 2003 and $6.9 million, or 0.78% of total assets as of June 30, 2003.  The reduced provision for the nine-month period reflects the lower levels of nonperforming assets since September 2003, lower charge-offs, the sale of $19.2 million of lower credit quality indirect automobile loans and other changes in the composition of the loan portfolio.  Net loan charge-offs were $1.4 million for the nine-months ended June 30, 2004, compared to net loan charge-offs of $1.2 million for the nine-months ended June 30, 2003.    See the Nonperforming Assets section of Management’s Discussion and Analysis for a further analysis of asset quality.

Noninterest Income.     Noninterest income increased $1.0 million, or 13.2%, from $8.1 million for the nine months ended June 30, 2003 to $9.1 million for the nine months ended June 30, 2004. Service charges and other fees increased $268,000 due to the rates on such fees increasing between periods. Gains on sales of loans were lower in 2004 as the levels of residential mortgage loan closings fell during the nine months ended June 30, 2004.  Additionally, the Bank recorded a $798,000 gain on the sale of a branch in January 2004.  In June 2003, the Company recorded a $1.5 million impairment loss on an equity investment in a start-up entity.  The reduction in other income was largely due to decreased yields on the income the Bank derives on its investment in bank-owned life insurance.  Insurance premium income was lower for the nine-month period ended June 30, 2004 due to lower levels of title insurance premiums on residential loan closings and lower levels of premiums on insurance annuity products.

Noninterest Expense.     Total noninterest expense decreased $2.5 million, or 12.4%, from $20.3 million for the nine months ended June 30, 2003 to $17.8 million for the nine months ended June 30, 2004. This decrease was due primarily to reductions in salaries and employee benefits of $786,000 and a reduction in occupancy costs of $377,000.  As previously discussed, the Bank closed three branches in June 2003 and sold its Danville branch in January 2004.  Certain staff reductions were also undertaken in September 2003 as the Bank reduced staff to better align the Bank’s operational processes with its product offerings.  Advertising costs decreased by $378,000 from $749,000 for the nine months ended June 30, 2003, to $371,000 for the nine months ended June 30, 2004.  The decrease was the result of the Company decreasing its branding awareness advertising campaign.  Data processing costs increased for the nine-month period ended June 30, 2004 due to the Bank outsourcing its data processing to a third-party vendor in November 2003.

Income Taxes.     The Company had an income tax provision of $1.8 million for the nine months ended June 30, 2004 compared to a provision of $813,000 for the nine months ended June 30, 2003. The increase in taxes between periods was primarily due to the increased level of pre-tax income offset in part by a reduction in the effective tax rate from approximately 67.3% in 2003 to 30.1% in 2004.   The high effective tax rate for the 2003 period is the result of a $1.5 million impairment loss that is a capital loss for tax purposes and did not result in a tax deduction for the Company.  The effective tax rate for the for 2003 period exclusive of the impairment loss disallowance was 25.4%.  The effective tax rate for the nine months ended June 30, 2004 increased to 30.1% due to a reduction in tax-exempt income from bank-owned life insurance and investment securities.

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

Item 2.          Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table lists purchases of Treasury Stock during the Company’s third fiscal quarter ended June 30, 2004:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans

April 1 to April 30, 2004	—	—	—	—
May 1 to May 31, 2004	—	—	—	209,000
June 1 to June 30, 2004	10,000	$17.55	10,000	199,000

Total for the quarter ended June 30, 2004	10,000	$17.55	10,000	—

On May 26, 2004, the Board of Directors authorized the repurchase of 5% of the Company’s outstanding shares, or approximately 209,000 shares, from time to time, subject to market conditions.  This plan will continue until it is completed or terminated by the Board of Directors.

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

On May 6, 2004, the Company furnished a report on Form 8-K in which it announced (1) its financial results for the quarter and nine months ended June 30, 2004 and (2) the declaration of a $0.06 cash dividend.  A press release announcing these financial results and the declaration of the dividend were filed by exhibit.

On May 26, 2004, the Company furnished a report on Form 8-K in which it announced that its Board of Directors had authorized a repurchase of 5% of the Company’s outstanding shares of common stock.  A press release announcing this plan was filed by exhibit.

Back to Contents
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST PENNSYLVANIA FINANCIAL CORP.

Date: August 13, 2004	By:	/s/ THOMAS M. PETRO

Thomas M. Petro President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ JERRY D. HOLBROOK

Jerry D. Holbrook Chief Financial Officer