Form 10-K
period 2004-09-30
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2004-12-29
CIK 1050996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended September 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              For the transition period from__________to__________

                         Commission File Number 0-49952

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  06-1504091
    -------------------------------                 ------------------
    (State or other jurisdiction of                   I.R.S. Employer
     incorporation or organization)                 Identification No.)

         12 E. BROAD STREET, HAZLETON, PENNSYLVANIA            18201-6591
         ------------------------------------------            ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by a check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (i.e. persons other than directors and executive officers of the registrant) was $67,356,015 based upon the closing price of $18.40 on the Nasdaq Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of December 28, 2004 was 3,660,653.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
Item 1     Business.....................................................................     2
Item 2     Properties...................................................................    13
Item 3     Legal Proceedings............................................................    15
Item 4     Submission of Matters to a Vote of Security Holders..........................    15

PART II
Item 5     Market for Registrant's Common Equity, Related Stockholder Matters and
            Issuer Purchase of Equity Securities........................................    16
Item 6     Selected Financial Data......................................................    17
Item 7     Management's Discussion and Analysis of Financial Condition and Results of
            Operation...................................................................    19

Item 7A    Quantitative and Qualitative Disclosures About Market Risk...................    38
Item 8     Financial Statements and Supplementary Data..................................    38
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................    74
Item 9A    Controls and Procedures......................................................    74
Item 9B    Other Information............................................................    74

PART III
Item 10    Directors and Executive Officers of the Registrant...........................    75
Item 11    Executive Compensation.......................................................    76
Item 12    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters.........................................................    80
Item 13    Certain Relationships and Related Transactions...............................    83
Item 14    Principal Accountant Fees and Services.......................................    83

PART IV
Item 15    Exhibits and Financial Statement Schedules...................................    84
           SIGNATURES...................................................................    86

                                     PART I

FORWARD LOOKING STATEMENTS

        In addition to historical information, our 10-K may include certain "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements may be identified by the use of such words as "intend," "believe," "expect," "anticipate," "should," "plan," "estimate" and "potential." These forward-looking statements include, but are not limited to, estimates and expectations of future performance based on current management expectations. Northeast Pennsylvania Financial Corp.'s (the "Company," "Northeast Pennsylvania" or the "Registrant") actual results could differ materially from such management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Subject to applicable law and regulation, the Company assumes no obligation to update any forward-looking statements.

ITEM 1. BUSINESS

GENERAL

        The Company is a Delaware corporation and is a thrift holding company for First Federal Bank (the "Bank"), a federally chartered capital stock savings bank regulated by the Office of Thrift Supervision ("OTS"), Abstractors, Inc., which is a title insurance agency, NEP Trust Co. (the "Trust Co."), which offers trust, estate and asset management services and products and Higgins Insurance Associates, Inc. ("Higgins"), which provides insurance and investment products to individuals and businesses. The Company's executive offices are located at 12 East Broad Street, Hazleton, Pennsylvania 18201.

        The Company's operations are primarily conducted through the Bank. These operations have been and continue to be attracting retail deposits from the general public in the areas surrounding its 16 full service community offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family mortgage loans, consumer loans, commercial loans and multi-family and commercial real estate loans. The Company has attempted to diversify and expand its loan products to better serve its customer base by placing a greater emphasis on its consumer lending and commercial lending, primarily to small businesses and municipalities.

        The Company's revenues are derived from four principal business activities: banking, insurance, investments and trust services. First Federal Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-related securities and through other non-interest income. Investment income is generated through annuity sales and commissions on investment sales. Insurance premium income is generated through sales of commercial lines, property and casualty and employee benefits insurance policies to businesses and individuals. The Trust Co. continues to expand its customer base with assets under management of $167.1 million at September 30, 2004. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage related securities, FHLB advances and other borrowings and proceeds from the sale of loans.

        Effective January 1, 2004, the Bank sold the deposits and property of its branch office located in Danville, Pennsylvania to the First National Bank of Berwick, Berwick, Pennsylvania. For further information regarding this sale and transfer, please see Note 23 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

AGREEMENT AND PLAN OF MERGER

        On December 8, 2004, KNBT Bancorp, Inc. ("KNBT"), the parent company of Keystone Nazareth Bank & Trust Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into KNBT. Concurrently with the merger, it is expected that the Bank will merge with and into Keystone Nazareth Bank & Trust Company.

        Under the terms of the Agreement, the Company's stockholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of Northeast Pennsylvania common stock, subject to an overall requirement that 50% of the total outstanding Company Common Stock be exchanged for KNBT Common Stock and 50% for cash. To the extent they receive shares of KNBT, the transaction is expected to be tax-free to Northeast Pennsylvania stockholders.

        The number of shares of KNBT common stock into which each Northeast Pennsylvania share will be exchanged will be based on the price of KNBT common stock over a measurement period prior to the closing.

        In addition, each director of Northeast Pennsylvania entered into a Shareholder Agreement with KNBT, pursuant to which each person agreed, among other things, to vote his or her shares of Company common stock in favor of the Merger Agreement at a meeting of shareholders of the Company to be called to consider and approve the Merger Agreement.

        The transaction is expected to close in the second quarter of 2005. It is subject to certain conditions, including the approval of stockholders and the receipt of regulatory approval.

MARKET AREA AND COMPETITION

        The Company is a community-oriented banking institution offering a variety of retail financial products and services to meet the needs of the communities it serves. The Company's lending and deposit gathering is concentrated in its market area consisting of a seven county region in Northeastern and Central Pennsylvania.

        The Company maintains its headquarters in Hazleton. The Company's six banking offices in Luzerne County, including Hazleton, accounted for $299.9 million or 62% of the Company's total deposits at September 30, 2004. Hazleton is situated approximately 100 miles from Philadelphia and New York City and approximately 50 miles from Allentown and the Wilkes-Barre/Scranton area. The Company also maintains two banking offices in Bloomsburg (Columbia County), one each in Lehighton and Weatherly (both in Carbon County), one in Brodheadsville (Monroe County) and one each in Frackville, Pottsville, Shenandoah, and Schuylkill Haven (all in Schuylkill County).

        The economy of the greater Hazleton area is characterized by diversified light manufacturing and is the site of production facilities for several major manufacturers including Union Camp, Hershey-Cadbury Chocolates, Quebecor and Hazleton Pumps, Inc. As a consequence, the manufacturing sector employs more than one third of the area's work force. The Hazleton area has excellent access to major highway transportation routes including Interstates 80 and 81 as well as rail transportation. The population of Luzerne County has remained relatively static and has one of the oldest average ages for all counties in the United States. The southern end of Schuylkill County is proving to be a growth area as individuals and companies which were previously based in the Allentown-Berks county areas are relocating to the southern end of Schuylkill County. Notwithstanding such growth, the overall population in the Company's market area is relatively small and, in recent years, has grown slowly, and the unemployment rate in the area is greater than the national average. Monroe County, the location of the Brodheadsville banking branch, is dominated by the Pocono Mountains, making the area one of the Mid-Atlantic's most popular resort areas.

        The Company faces significant competition both in generating loans and in attracting deposits. Its most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such investments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. At June 30, 2004, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, the Bank held approximately 6.25% of the deposits in Luzerne County and, approximately 5.67% of the deposits in Schuylkill County, which was the fifth largest market share out of 19 financial institutions with offices in Luzerne county and the fifth largest market share out of 18 financial institutions with offices in Schuylkill county. In addition, the Bank's competition includes banks owned by large bank holding companies, such as PNC Financial Services Group, Inc., Wachovia Corporation, M&T Bank Corporation and Bank of America Corporation that are significantly larger and have significantly greater resources than the Bank that allows them to offer a wider variety of products and services.

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

LENDING ACTIVITIES

        GENERAL. The information relating to the composition and maturity of the Bank's loan portfolio appears in "Loans" under Item 7 of this Form 10-K and is incorporated herein by reference.

        ORIGINATION AND SALE OF LOANS. The Bank's lending activities are conducted primarily by its loan personnel operating at its branch and loan origination offices. All loans originated by the Bank are underwritten pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and longer-term and shorter-term fixed-rate loans. The Bank's ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is currently the policy of the Bank to sell newly originated fixed-rate one-to-four family mortgages with maturities greater than 15 years with retained servicing. Additionally, the Bank from time to time may sell certain loans to manage its interest-rate risk position in light of its overall asset/liability management strategy.

        ONE-TO-FOUR FAMILY MORTGAGE LENDING. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") one-to-four family mortgage loans with maturities up to 30 years. One-to-four family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, and through referrals from members of the Bank's local communities.

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

        Most one-to-four family mortgage loans are underwritten according to Fannie Mae and Freddie Mac guidelines. In recent years, the Bank began offering one-to-four family mortgage loans which, when underwritten, did not fully meet established Fannie Mae or Freddie Mac standards, for example, the standard regarding income to debt ratios for the borrower and thus are not saleable in the secondary market. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

        MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates fixed-rate and adjustable-rate multi-family and commercial real estate loans that generally are secured by properties used for business purposes or a combination of residential and retail purposes.

        Pursuant to the Bank's underwriting policies a multi-family mortgage or commercial real estate loan may be made in an amount up to 80% of the lower of the appraised value or sales price of the underlying property with terms generally ranging from 15 to 25 years.

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

        The Bank's largest multi-family and commercial real estate loan at September 30, 2004 was a $593,000 loan secured by real estate and was performing according to its original terms. Loans secured by multi-family and commercial real estate generally have larger loan values and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including strict adherence to its underwriting standards, limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties. The Bank's lending personnel or an agent of the Bank inspect all of the properties securing the Bank's multi-family and commercial real estate loans before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

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

        The Bank's largest construction loan at September 30, 2004 was a $5.0 million loan secured by all of the improved and unimproved building lots and amenities of a resort community located in Hazleton, Pennsylvania. This loan was performing according to its original terms at September 30, 2004. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied real estate. The risk of loss on construction loans is dependent largely upon the accuracy of the value of the property at completion of the construction compared to the estimated cost of construction and other assumptions. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to protect the value of the property.

        Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment. If the Bank is forced to foreclose on a building before or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

        CONSUMER LENDING. The Bank offers consumer loans, which include home equity loans, home equity lines of credit, direct and indirect automobile loans, education loans and other consumer loans. The Bank's home equity loans are generated primarily through the Bank's retail branch offices. The Bank generally offers home equity loans with a term of 180 months or less. The Bank also offers home equity lines of credit with terms up to 20 years, the last 10 years of which require full amortization of the principal balance. The maximum loan amount for both home equity loans and home equity lines of credit, is subject to a combined loans-to-value ratio of 80%.

        The Bank also offers automobile loans, both on a direct and an indirect basis (through new and used car dealers). The indirect automobile loans are originated by dealers in accordance with underwriting standards pre-established by the Bank and are serviced by the Bank. The Bank also offers loans on recreational vehicles and boats and other consumer loans, deposit-secured loans, and other personal and unsecured loans.

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

        COMMERCIAL LENDING. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Interest rates charged generally are based on the prime rate as published in the Wall Street Journal. Prior to making commercial business loans, the borrower is required to provide the Bank with sufficient information to allow a prudent loan decision to be made. Such information generally includes financial statements and projected cash flows, and is reviewed to evaluate debt service capability. Commercial business loans are generally secured by a variety of collateral, including real estate, personal property and fixed assets and frequently are supported by personal guarantees. In addition, the Bank actively participates in industrial loans arranged through the Greater Wilkes-Barre Industrial Fund and CanDo, Inc. a Hazleton area industrial fund.

        The Bank's largest commercial business loan at September 30, 2004 was a $7.3 million loan secured by the fixed assets at a manufacturing facility. This loan was performing in accordance with its original terms at September 30, 2004. Commercial business loans generally involve higher credit risks than loans secured by real estate. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

        LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies and the levels of loan approval authority for employees of the Bank and oversees the Bank's lending activities. The Board of Directors has established an Executive Committee and a Risk Committee which, among other things, oversee the lending activities of the Bank and manages a committee of loan officers that have initial oversight over certain loans. All loans exceeding certain prescribed limits are reported to the Risk Management and Executive Committee of the Board.

        NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES. The information relating to the Bank's nonperforming assets and allowance for loan losses appears in Item 7 of this Form 10-K the "Nonperforming Assets" and "Allowance for Loan Losses" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

INVESTMENT ACTIVITIES

        The above captioned information appears in the "Investment Activities" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

SOURCE OF FUNDS

        Information relating generally to the Bank's source of funds and a description of the Bank's deposits appears in Item 7 of this Form 10-K under "Sources of Funds" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

        BORROWINGS. The Bank utilizes advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB") as well as other borrowings as a supplement to retail deposits to fund its operations. Such advances are collateralized primarily by the Bank's mortgage loans and mortgage-related securities and secondarily by the Bank's investment in the capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. See "Regulation-Federal Home Loan Bank System." At September 30, 2004, the Bank had $243.9 million in outstanding FHLB advances, compared to $258.9 million at September 30, 2003. The Bank had $135.3 million of additional borrowing capacity from the FHLB at September 30, 2004. Other borrowings consist of overnight retail repurchase agreements, which for the periods presented were immaterial, and repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Bank substantially similar securities at the maturity of the agreements. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $21.9 million and a market value of $22.2 million at September 30, 2004. At September 30, 2004, the Bank had $20 million in outstanding repurchase agreements. The Bank had no such agreements outstanding as of September 30, 2003.

The following table sets forth certain information regarding the Bank's borrowed funds on the dates indicated:

                                                        AT OR FOR THE FISCAL YEARS ENDED
                                                                  SEPTEMBER 30,
                                                   ------------------------------------------
                                                       2004           2003           2002
                                                   ------------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
FHLB advances and other borrowings:
Average balance outstanding                        $    251,955   $    210,360   $    208,579
Maximum amount outstanding at any month-end
 during the period                                      293,688        259,430        215,855
Balance outstanding at end of period                    264,293        259,430        211,605
Weighted average interest rate during the period           4.20%          5.69%          5.69%
Weighted average interest rate at end of period            4.44%          4.78%          5.57%

SUBSIDIARY ACTIVITIES

        The Company has six active wholly-owned subsidiaries: the Bank, incorporated under the laws of the United States; Abstractors, Inc., the Trust Co., and Higgins, each of which are incorporated under Pennsylvania law; and NEP Capital Trust I and NEP Capital Trust II, each of which is incorporated under Delaware law. Abstractors, Inc. is a title insurance agency with total assets of $451,000 at September 30, 2004. The Trust Co., offers trust estate and asset management services and products and had total assets of $1.1 million and $167.1 million of trust assets under management at September 30, 2004. Higgins provides insurance and investment products to individuals and businesses and had total assets of $1.4 million at September 30, 2004. NEP Capital Trust I and NEP Capital Trust II were established in connection with the issuance of trust preferred securities. The proceeds of the offerings were used to purchase debentures from the Company.

PERSONNEL

        As of September 30, 2004, the Company had 246 full-time equivalent employees, none of whom were covered by a collective bargaining agreement. Management believes that the Company has good relations with its employees and there are no pending or threatened labor disputes.

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

        LOANS-TO-ONE-BORROWER. Federal law provides that, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by specified readily marketable collateral. At September 30, 2004, the largest aggregate amount of loans-to-one borrower was $7.3 million, which was less than the Bank's general limit on loans-to-one borrower which was $10.5 million.

        QTL TEST. Federal law requires savings institutions to meet a qualified thrift lending ("QTL") test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2004, the Bank maintained 92.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

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

        ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the year ended September 30, 2004 totaled $245,000.

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

        The OTS also has authority to establish minimum capital requirements in appropriate cases upon a determination that an institution's capital levels are or may become inadequate in light of the particular circumstances. At September 30, 2004, the Bank met each of its capital requirements. The following table presents the Bank's capital position at September 30, 2004. (Dollars in thousands)

                                                                      CAPITAL
                       ACTUAL       REQUIRED      EXCESS     -------------------------
                      CAPITAL       CAPITAL       AMOUNT       ACTUAL %     REQUIRED %
                    -----------   -----------   ----------   -----------   -----------
Tangible            $    61,331   $    12,426   $   48,905          7.40%          1.5%
Core (Leverage)          61,331        33,136       28,195          7.40           4.0
Risk-based               65,827        34,936       30,891         15.07           8.0

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

        INSURANCE OF DEPOSIT ACCOUNTS. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on the institution's capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends on the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually and currently range from 0 basis points, for the healthiest institutions to 27 basis points, for the riskiest institutions. The Bank's assessment rate for the fiscal year 2004 was 3 basis points (not including the FICO payment discussed below) and the premium paid for this period was $122,442. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

        In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2004, FICO payments for SAIF members approximated 1.5 basis points.

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

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2004, of $13.0 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At September 30, 2004, the Bank had $243.9 million in FHLB advances.

        The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2004, 2003 and 2002 dividends from the FHLB to the Bank amounted to approximately $179,000, $312,000, and $439,000, respectively. If dividends were reduced, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

        The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.6 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.6 million, the reserve requirement is 10%. The first $7.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

HOLDING COMPANY REGULATION

        The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender, as previously described. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies or those permitted under the law for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority of activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings institution subsidiary continues to comply with the qualified thrift lender test. The Company qualifies for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution, or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

TRUST COMPANY REGULATION

        The Trust Co. is chartered under the laws of Pennsylvania and the Pennsylvania Department of Banking is responsible for its regulation, supervision and examination. Pennsylvania law governs the activities and investments of the Trust Co. as well as its administration of trust accounts. The Trust Co. limits its activities to trust, fiduciary and related activities and is not insured by the FDIC. The Pennsylvania Department of Banking maintains authority to issue orders and suspend directors, officers or employees for violations of law or regulations or unsafe practices and to take possession as receiver or conservator of any institution for violations, unsafe practices or condition or insolvency. The Trust Co. pays assessments to the Pennsylvania Department of Banking, which in fiscal 2004 amounted to $2,500.

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

STATE AND LOCAL TAXATION

        The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2004, 2003 and 2002 was 9.99% and was imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of .699% of a corporation's capital stock value, which is determined in accordance with a fixed formula. The Company is also required to file an annual report with and pay an annual franchise tax to the State of Delaware.

        The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles prevailing in the United States ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the exclusion of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. Neither the Company nor the Bank have been audited by the Commonwealth of Pennsylvania in the last five years.

ADDITIONAL ITEM.       EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information regarding the executive officers of the Company and its subsidiaries as of September 30, 2004 who are not directors.

NAME               AGE AS OF 9/30/04                  POSITION
-----------------  -----------------  -----------------------------------------
Jerry D. Holbrook          48         Chief Financial Officer and Secretary of
                                      the Bank and Company since 2003. From
                                      2000 to 2002, Chief Financial Officer of
                                      E-Duction, a financial services start-up company located in the metropolitan area of Philadelphia, Pennsylvania. Prior to
                                      2000, 15 years of senior level banking
                                      experience at First USA Bank (JP Morgan
                                      Chase) and WSFS Financial Corporation,
                                      both located in Wilmington, Delaware.

Leo R. Loftus              49         Senior Vice President and Chief Lending
                                      Office at First Federal Bank since
                                      September 2003. Prior to that, Senior
                                      Vice President - Commerical Lender at
                                      First Federal Bank.

ITEM 2. PROPERTIES

        The Company currently conducts its business through 16 full service community offices located in Luzerne, Carbon, Columbia, Monroe and Schuylkill counties in Northeast Pennsylvania. Abstractors, Inc. and Northeast Pennsylvania Trust Co. conduct their business in the downtown Hazleton area. The following table sets forth the Company's offices as of September 30, 2004. The Kingston, Pennsylvania branch office listed below was opened in December 2004 and, accordingly, has no book value or deposits at September 30, 2004.

                                                 Original                       Net Book Value of
                                                   Year                       Property or Leasehold
                                      Leased     Leased or    Date of Lease      Improvements at        Total Deposits
Location                             or Owned    Acquired      Expiration       September 30, 2004    September 30,2004
----------------------------------   --------   ----------   --------------   ---------------------   -----------------
                                                         (Dollars In Thousands)
ADMINISTRATIVE/HOME OFFICE:

12 E. Broad Street
Hazleton, PA 18201                     Owned       1947            -                  $ 3,460             $ 159,369

BRANCH OFFICES:

Bloomsburg Office:
17 E. Main Street
Bloomsburg, PA 17815                   Owned       1963            -                      398                23,750

Shenandoah Office:
5 N. Main Street
Shenandoah, PA 17976                   Owned       1968            -                      424                41,051

Pottsville Office:
111 E. Norwegian Street
Pottsville, PA 17901                   Owned       1968            -                      652                23,467

Lehighton Office:
111 N. First Street
Lehighton, PA 18235                    Owned       1977            -                       55                24,416

Schuylkill Mall Office (1):
611 Schuylkill Mall
Frackville, PA 17931                  Leased       1978           2004                    254                20,565

Laurel Mall Office:
240 Laurel Mall
Hazleton, PA 18201                    Leased       1994           2005                    181                71,217

Gould's IGA Office:
669 State Route 93, Suite 5
Sugarloaf, PA 18249                   Leased       1995           2005                     50                19,349

Mountaintop Office:
360 S. Mountain Boulevard
Mountaintop, PA 18707                  Owned       1997            -                      741                20,753

Scott Township Office:
2691 Columbia Blvd.
Bloomsburg, PA 17815                   Owned       1998            -                      911                16,294

Brodheadsville Office:
760 Route 209 &
 Weir Lake Road
Brodheadsville, PA  18322             Leased       2000           2005                     42                 8,520

Back Mountain Office:
196 N. Main Street
Shavertown, PA  18708                  Owned       2001            -                    1,143                14,183

Weatherly Office:
140 Carbon Street
Weatherly, PA  18255                   Owned       2001            -                       83                13,128

Drums Office:
Route 309, 24 South
Hunter Highway
Drums, PA  18222                       Owned       2001            -                      218                14,653

Laurel Mall Satellite Office:
345 Laurel Mall, Route 93
Hazleton, PA  18201                   Leased       2001           2005                    291                   397

Schuylkill Haven Office:
333 Center Avenue
Schuylkill Haven, PA  17972            Owned       2002            -                      360                12,329

Kingston Office:
183 Market Street
Suite 100
Kingston, PA 18704                    Leased       2004           2009                      -                     -

TITLE INSURANCE AGENCY
Abstractors, Inc. (2)
25 W. Broad Street
Hazleton, PA  18201                    Owned       2001      month-to-month                 -                   N/A

TRUST COMPANY
NEP Trust Co. (2)
31 W. Broad Street
Hazleton, PA  18201                    Owned       2001      month-to-month                 -                   N/A

INSURANCE AGENCY
Higgins Insurance Associates, Inc.
115 S. Centre Street
Pottsville, PA  17901                 Leased       2001           2010                      -                   N/A

(1) The Company is presently in negotiations to extend its lease for the Schuylkill Mall office by one year.
(2) The Bank owns the building and provides intercompany leases to NEP Trust Company and Abstractors, Inc.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT'S COMMON EQUITY

        The Company's common stock is traded on the Nasdaq Stock Market under the symbol NEPF. At September 30, 2004, the Company had 1,482 registered common stockholders of record. The following table sets forth the range of high and low bid information for each quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

        The closing market price of the common stock at September 30, 2004 was $16.51.

                                   STOCK PRICE RANGE
                                  ------------------
                                    Low        High     Dividends
                                  --------   --------   ---------
          2004
                    1st quarter   $  17.50   $  20.00   $    0.06
                    2nd quarter      17.01      19.75        0.06
                    3rd quarter      16.80      18.39        0.06
                    4th quarter      16.25      17.74        0.06
                                                        ---------
                                                        $    0.24

          2003
                    1st quarter   $  13.96   $  17.05   $    0.12
                    2nd quarter      14.67      17.42        0.12
                    3rd quarter      15.00      16.75        0.12
                    4th quarter      14.77      18.47        0.12
                                                        ---------
                                                        $    0.48

        The Company's dividend policy is impacted by, among other things, our views on potential future capital requirements relating to balance sheet growth, the expansion of the Bank's branch distribution channel, investments and acquisitions and legal risks. The Company is also subject to the requirements of Delaware law which limits dividends to an amount not to exceed the surplus or net profits of the Company. Additionally, the Company agreed to limit its quarterly dividends to $.06 per share in the Definitive Agreement and Plan of Merger dated December 8, 2004 with KNBT Bancorp, Inc.

RECENT SALES OF UNREGISTERED SECURITIES

        Under the Agreement, dated December 7, 2000, by and among, Northeast Pennsylvania Financial Corp., James Clark, James McCann, Joseph P. Schlitzer, John W. Sink and Higgins Insurance Associates, Inc., in consideration for the purchase of Higgins Insurance Associates, Inc., Northeast Pennsylvania is required to issue on each of the December 31, 2001, 2002, 2003 and 2004, an amount of shares of common stock equal to $100,000 provided that certain performance measures have been met. This resulted in the Company issuing
6,568, 6,369, and 5,206 shares of common stock on December 2001, 2002 and 2003, respectively. These shares were not registered under the Securities Act of 1933, as amended.

PURCHASES OF EQUITY SECURITIES

        The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended September 30, 2004.

                                                         TOTAL NUMBER
                                                           OF SHARES
                                                           PURCHASED         MAXIMUM
                                                          AS PART OF    NUMBER OF SHARES
                                 TOTAL                     PUBLICLY      THAT MAY YET BE
                               NUMBER OF     AVERAGE      ANNOUNCED      PURCHASED UNDER
                                 SHARES     PRICE PAID     PLANS OR        THE PLAN OR
           PERIOD              PURCHASED    PER SHARE      PROGRAMS      PROGRAMS (1)(2)
---------------------------    ---------   -----------   ------------   ----------------
July 2004
Beginning date: July 1           195,000   $     17.20        195,000              4,000
Ending date: July 31

August 2004
Beginning date: August 1              --   $        --             --                 --
Ending date: August 31

September 2004
Beginning date: September 1        1,000   $     16.50          1,000              3,000
Ending date: September 30
                               ---------   -----------       ---------          ---------
Total                            196,000   $     17.20         196,000               N/A

----------

(1) On May 26, 2004, the Board of Directors authorized the repurchase of 5% of the Company's outstanding shares, or approximately 209,000 shares, from time to time, subject to market conditions. This plan will continue until it is completed or terminated by the Board of Directors.
(2) The Company agreed to postpone any future repurchases of its common stock on December 8, 2004 when it executed the Agreement and Plan of Merger with KNBT Bancorp, Inc.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report on Form 10-K. Prior periods have been restated to reflect the correction of certain accounting errors which were discovered in July and September 2003. See Note 2 to the Consolidated Financial Statements for additional information regarding the restatement.

                                                                 AT SEPTEMBER 30,
                                        -------------------------------------------------------------------
                                                                 (IN THOUSANDS)
                                                                    AS RESTATED   AS RESTATED   AS RESTATED
                                            2004          2003          2002          2001          2000
                                        -----------   -----------   -----------   -----------   -----------
SELECTED CONSOLIDATED FINANCIAL DATA:

Total assets                            $   836,035   $   896,295   $   901,945   $   807,373   $   636,490
Cash and cash equivalents                    26,938        20,142        25,302         9,060         6,295
Loans, net (1)                              403,584       489,986       488,316       498,076       415,315
Securities held-to-maturity:
  Investment securities, net                    998         3,555         3,652        17,842        30,336
Securities available-for-sale:
  Mortgage-related securities, net          326,981       210,965       225,287       138,467        53,076
  Investment securities, net                 30,242       115,661       102,599       105,181       104,398
Deposits                                    483,441       547,305       606,412       515,735       419,671
FHLB Advances                               243,867       258,901       208,421       204,441       137,461
Total equity                                 58,458        58,357        65,125        74,380        72,123
Assets acquired through foreclosure             315         1,022           547           390           173
Nonperforming assets and
 troubled debt restructurings                 7,184        13,501         4,747         5,113         3,672

                                                      FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------------
                                                                 (IN THOUSANDS)
                                                                    AS RESTATED   AS RESTATED   AS RESTATED
                                            2004          2003          2002          2001          2000
                                        -----------   -----------   -----------   -----------   -----------
SELECTED OPERATING DATA:

Total interest income                   $    40,962   $    45,364   $    52,633   $    53,398   $    44,493
Interest expense                             19,856        25,188        28,988        31,314        26,531
                                        -----------   -----------   -----------   -----------   -----------
Net interest income                          21,106        20,176        23,645        22,084        17,962
Provision for loan losses                     1,444         6,852         2,766         1,681         1,467
                                        -----------   -----------   -----------   -----------   -----------
  Net interest income after provision
   for loan losses                           19,662        13,324        20,879        20,403        16,495
Noninterest income:
  Net gain on sale of securities              1,292         1,319           308           333            37
  Other                                      10,043         8,657         7,768         4,982         1,859
Noninterest expense                          23,611        29,199        24,639        19,655        14,471
                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before income taxes             7,386        (5,899)        4,316         6,063         3,920
Income tax expense (benefit)                  2,299        (1,829)        1,620         1,861           373
                                        -----------   -----------   -----------   -----------   -----------
  Net income (loss)                     $     5,087   $    (4,070)  $     2,696   $     4,202   $     3,547
                                        ===========   ===========   ===========   ===========   ===========
  Diluted earnings (loss) per share     $      1.26   $     (1.08)  $      0.63   $      0.89   $      0.73
                                        ===========   ===========   ===========   ===========   ===========

(See footnotes on next page)

                                                                AT OR FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                     -------------------------------------------------------------------
                                                                                 As Restated   As Restated   As Restated
                                                         2004          2003          2002          2001          2000
                                                     -----------   -----------   -----------   -----------   -----------
SELECTED OPERATING DATA (2):
PERFORMANCE RATIOS:
  Average yield on interest-earning assets (3)              5.05%         5.46%         6.60%         7.52%         7.42%
  Average rate paid on interest-bearing
   liabilities                                              2.61          3.21          3.91          4.79          4.81
  Average interest rate spread (4)                          2.44          2.25          2.69          2.73          2.61
  Net interest margin (5)                                   2.64          2.48          3.01          3.20          3.16
  Ratio of interest-earning assets to
   interest-bearing liabilities                           108.03        107.50        109.15        111.04        112.74
  Efficiency ratio (6)                                     72.78         96.84         77.67         71.74         72.87
  Return on average assets                                  0.59         (0.46)         0.32          0.55          0.55
  Return on average equity                                  8.62         (6.27)         3.89          5.57          4.93
  Ratio of average equity to average assets                 6.82          7.30          8.13          9.93         11.16
  Common stock dividend payout ratio (diluted)(7)          19.05            nm         73.02         42.70         41.10

BANK CAPITAL RATIOS:
  Risk-based capital
    Tier 1 capital (required 4.0%)                         13.82%         9.27%         9.45%        10.72%        15.97%
    Total (required 8.0%)                                  15.07         10.52         10.45         11.65         17.16
  Core capital (required 4.0%)                              7.40          6.17          5.81          6.50          9.25

OTHER:
  Stock price at year end                            $     16.51   $     17.50   $     14.75   $     14.45   $     11.50
  Common stock dividends declared per share          $      0.24   $      0.48   $      0.46   $      0.38   $      0.30

   Employees                                                 272           280           283           246           194

(1) Loans, net, represent gross loans receivable net of the allowance for loan losses, loans in process and deferred loan origination fees and exclude loans held-for-sale. The allowance for loan losses at September 30, 2004, 2003, 2002, 2001, and 2000 was $8.4 million, $10.2 million, $5.4 million,
    $4.5 million, $4.2 million and $2.9 million, respectively.

(2) To the extent applicable, all ratios are based on average daily balances.

(3) Calculations of yield are presented on a taxable equivalent basis using the combined Federal and state income tax rate of 40%.

(4) The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(5) The net interest margin represents net interest income as a percent of average interest-earning assets.

(6) Calculated as non-interest expense divided by the sum of total income less interest expense.

(7) The dividend payout ratio equals dividends paid per share divided by net income per share. Since the Company reported a net loss for 2003, this ratio was not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND BUSINESS

The Company's results of operations are dependent primarily on the results of operation of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. However, non-interest income has become a significant contributor to the Company's results of operations mainly due to fees earned by non-bank subsidiaries. Results of operations are also affected by the Company's provision for loan losses, loan and security sales activities, service charges and other fee income, and noninterest expense. The Company's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

The Company's results of operations have been restated for the years ended September 30, 2002 through 1998 to reflect the correction of accounting errors discovered in July and September 2003. These errors primarily related to the Company's indirect automobile loan portfolio, mortgage and consumer loan portfolios, employee health and welfare benefit plans and certain operating expenses, which are more fully described in Note 2 to the Consolidated Financial Statements. The net effect of such restatements was to reduce net interest income, increase operating expenses and decrease retained earnings for prior periods. The following discussion of the Company's business reflects these restatements.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company's operations and significant changes in the results of operations for the periods presented. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes thereto presented elsewhere in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies that govern the application of principles generally accepted in the United States in the preparation of its financial statements. Significant accounting policies are described in the Footnotes to the Consolidated Financial Statements. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements. For further discussion of the allowance for loan losses, see "Financial Condition - Allowance for Loan Losses." Although we believe we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.

MANAGEMENT STRATEGY

The long-term strategy of the Company has been to become a high-performing financial service company focusing on its customer needs for high-quality financial products and services. The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. To promote long-term financial strength and profitability, the Company's operating strategy has been focused on originating high-quality consumer and small-business commercial loans and deposit relationships. The Company also manages an investment portfolio of high-quality mortgage-related securities and investment securities, which are funded with long-term Federal Home Loan Bank advances and deposits. The Company currently sells newly originated fixed-rate residential mortgages in the secondary market.

In September 2003, the Board of Directors initiated several management and operational changes including appointing two seasoned bank executives to lead the Company. Thomas Petro was appointed as President and Chief Executive Officer after the resignation of the former President and Chief Executive Officer and Jerry Holbrook was appointed as Chief Financial Officer. The Company's new management team has repositioned the balance sheet and improved earnings by divesting certain fixed-rate residential mortgage loans and investment securities and reinvesting these proceeds in similar assets that are interest-rate sensitive. The Company also evaluated alternatives to restructure a portion of its long-term fixed-rate FHLB borrowings to improve net interest income and effectively manage the Bank's interest-rate risk position. This resulted in the Bank entering into interest-rate swap contracts whereby such long-term fixed-rate advances were swapped to variable rates. In addition, the Bank has developed loan and deposit pricing systems to support its long-term strategy of increasing core deposits in its local market areas while expanding the loan portfolio through new originations, commercial loan participations and strategic purchases of high-quality loan receivables.

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Asset Liability Committee (the "ALCO") is responsible for reviewing the Bank's asset/liability policies and interest rate risk position. The ALCO meets on a monthly basis and reports trends and the Bank's interest rate risk position to the Risk Management Committee of the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

Management believes that reducing its exposure to interest rate fluctuations within certain limits will enhance long-term profitability. However, the Bank's strategies may adversely impact net interest income due to lower initial yields on some of its adjustable rate loans and securities in comparison to longer-term fixed-rate investments and whole loans. To promote a higher yield on its investment securities, while at the same time addressing the Bank's interest rate risk management policies, the Bank has invested a portion of its portfolio of investment securities in longer-term (more than five years) Federal agency obligations, which have call features. Given the rates of such securities in comparison to current market interest rates, the Bank anticipates the majority of such securities may be called prior to their contractual maturity. The Bank also uses the derivatives markets to manage interest-rate risk from time-to-time primarily by engaging in interest rate swaps to manage interest rate risk on its borrowings. Under the Agreement and Plan of Merger, the Bank must obtain KNBT's approval before entering into or modifying any interest rate caps on swap agreements or arrangements. At September 30, 2004, there were $40.0 million in notional amount of derivative contracts in effect.

NET PORTFOLIO VALUE. The Company's interest rate sensitivity is primarily monitored by management through the use of a model, which generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is the NPV divided by the market value of assets in the same scenario. The model estimates loan prepayment rates, reinvestment rates, and deposit decay rates. The Office of Thrift Supervision ("OTS") also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which vary from the Company's internal model primarily due to differences in assumptions utilized.

The following table sets forth the Company's NPV model as of September 30, 2004.

                                                        NPV AS % OF PORTFOLIO
  Change in             NET PORTFOLIO VALUE                VALUE OF ASSETS
 Interest Rates   -----------------------------------------------------------
In Basis Points                                            NPV
 (Rate Shock)       Amount    $ Change     % Change       Ratio     Change(1)
---------------   ---------   ---------    --------     ---------   ---------
                     ($ in thousands)
       +300       $  65,965   $ (18,984)     (22.35)%        8.41%       (171)
       +200          74,005     (10,944)     (12.88)         9.21         (91)
       +100          80,862      (4,087)      (4.81)         9.83         (29)
          0          84,949           -           -         10.12           -
       -100          83,649      (1,300)      (1.53)         9.82         (30)

(1) Expressed in basis points.

The following table sets forth the Company's NPV model as of September 30, 2003.

                                                        NPV AS % OF PORTFOLIO
  Change in             NET PORTFOLIO VALUE                VALUE OF ASSETS
 Interest Rates   -----------------------------------------------------------
In Basis Points                                            NPV
 (Rate Shock)       Amount    $ Change     % Change       Ratio     Change(1)
---------------   ---------   ---------    --------     ---------   ---------
                     ($ in thousands)
       +300       $  63,654   $ (39,635)     (38.37)%        7.58%       (361)
       +200          75,326     (27,963)     (27.07)         8.71        (248)
       +100          83,779     (19,510)     (18.89)         9.44        (175)
          0         103,289           -           -         11.19           -
       -100          87,614     (15,675)     (15.18)         9.48        (171)

(1) Expressed in basis points.

The change in the NPV model between 2004 and 2003 reflects changes in the balance sheet mix and the move to a more neutral repricing gap position as a result of shortening the duration of interest-earning assets and lengthening the duration of interest-bearing liabilities. This change resulted in the Bank becoming less sensitive to rising interest rates. Certain shortcomings are inherent in the methodology used in NPV interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point in time. Such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ANALYSIS OF NET INTEREST INCOME

Net interest income is the most significant component of operating income to the Company. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The interest rate spread is influenced by regulatory, economic and competitive factors that affect interest rates, loan demand and deposit flows. Additionally, the level of nonperforming loans impacts the interest rate spread by reducing the overall yield on the loan portfolio.

AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Company for the fiscal years ended September 30, 2004, 2003 and 2002. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------
                                                                     (IN THOUSANDS)
                                                        2004                               2003
                                         ---------------------------------   ---------------------------------
                                                                  Average                             Average
                                          Average                  Yield/     Average                  Yield/
                                          Balance     Interest      Rate      Balance     Interest      Rate
                                         ---------   ---------   ---------   ---------   ---------   ---------
INTEREST-EARNING ASSETS:
  Loans (1):
  Real estate:
      Taxable                            $ 198,150   $  12,741        6.43%  $ 253,061   $  17,357        6.86%
    Non-taxable (2)                          3,791         316        8.34       3,972         326        8.21
      Commercial:
        Taxable                             33,816       1,628        4.82      37,011       2,134        5.77
        Non-taxable (2)                      6,946         491        7.07       8,244         530        6.43
      Consumer                             208,751      12,444        5.96     195,959      13,136        6.70
                                         ---------   ---------   ---------   ---------   ---------   ---------
          Total loans                    $ 451,454   $  27,620        6.12%  $ 498,247   $  33,483        6.72%

  Mortgage-related securities (3)          276,282      10,383        3.76     199,915       6,528        3.27
  Investment securities (4):
        Taxable                             67,294       2,588        3.85      98,362       4,506        4.58
        Non-taxable (2)                     11,602         859        7.40      19,469       1,376        7.07
  Interest-earning deposits                 15,370          88        0.57      28,186         220        0.78
                                         ---------   ---------   ---------   ---------   ---------   ---------
        Total interest-earning assets      822,002   $  41,538        5.05%    844,179   $  46,113        5.46%
          Noninterest-earning assets        43,554                              45,522
                                         ---------                           ---------
          Total assets                   $ 865,556                           $ 889,701
                                         =========                           =========

INTEREST-BEARING LIABILITIES:

  Deposits:
    Money market and
      NOW accounts                       $ 168,099   $   1,399        0.83%  $ 197,074   $   2,807        1.42
    Savings accounts                        95,022          94        0.10      98,278         395        0.40
    Certificates of deposit                204,030       6,364        3.12     258,796       8,956        3.46
    Brokered CDs                            19,470         356        1.83           -           -           -
                                         ---------   ---------   ---------   ---------   ---------   ---------
      Total deposits                     $ 486,621   $   8,213        1.69   $ 554,148   $  12,158        2.19
  FHLB advances and other
    borrowings                             251,955      10,570        4.20     210,360      11,978        5.69
  Trust preferred debt                      22,341       1,073        4.80      20,782       1,052        5.06
                                         ---------   ---------   ---------   ---------   ---------   ---------
      Total interest-bearing
       liabilities                         760,917      19,856        2.61     785,290      25,188        3.21
      Non-interest-bearing
       liabilities                          45,648                              39,454
                                         ---------                           ---------
  Total liabilities                      $ 806,565                           $ 824,744
  Equity                                    58,991                              64,957
                                         ---------                           ---------
  Total liabilities and equity           $ 865,556                           $ 889,701
                                         =========                           =========
  Net interest-earning assets            $  61,085                           $  58,889
  Net interest income/interest rate
   spread (5)                                        $  21,682        2.44%              $  20,925        2.25%
                                                                 ---------                           ---------
Net interest margin (6)                                               2.64%                               2.48%
                                                                 ---------                           ---------
Ratio of interest-earning assets to
 interest-bearing liabilities                                       108.03%                             107.50%
                                                                 ---------                           ---------

                                            FOR THE FISCAL YEARS ENDED
                                                   SEPTEMBER 30,
                                         ---------------------------------
                                                   (in thousands)
                                                    AS RESTATED
                                                       2002
                                         ---------------------------------
                                                                  Average
                                          Average                  Yield/
                                          Balance     Interest      Rate
                                         ---------   ---------   ---------
INTEREST-EARNING ASSETS:
  Loans (1):
  Real estate:
      Taxable                            $ 283,768   $  21,118        7.44%
    Non-taxable (2)                          4,018         332        8.26
      Commercial:
        Taxable                             26,978       1,885        6.99
        Non-taxable (2)                      6,623         456        6.88
      Consumer                             177,832      13,779        7.75
                                         ---------   ---------   ---------
          Total loans                    $ 499,219   $  37,570        7.53%

  Mortgage-related securities (3)          177,373       8,701        4.91
  Investment securities (4):
        Taxable                             95,787       5,507        5.75
        Non-taxable (2)                     19,708       1,411        7.16
Interest-earning deposits                   16,636         171        1.03
                                         ---------   ---------   ---------
        Total interest-earning assets    $ 808,723   $  53,360        6.60%
          Noninterest-earning assets        43,130
                                         ---------
          Total assets                   $ 851,853
                                         =========

INTEREST-BEARING LIABILITIES:

  Deposits:
    Money market and
      NOW accounts                       $ 132,896   $   2,457        1.85%
    Savings accounts                        93,114       1,141        1.22
    Certificates of deposit                303,365      13,324        4.39
    Brokered CDs                                 -           -           -
                                         ---------   ---------   ---------
      Total deposits                     $ 529,375   $  16,922        3.20
  FHLB advances and other
    borrowings                             208,579      11,859        5.69
  Trust preferred debt                       2,973         207        6.93
                                         ---------   ---------   ---------
      Total interest-bearing
       liabilities                         740,927      28,988        3.91
      Non-interest-bearing
       liabilities                          41,636
                                         ---------
  Total liabilities                      $ 782,563
  Equity                                    69,290
                                         ---------
  Total liabilities and equity           $ 851,853
                                         =========
  Net interest-earning assets            $  67,796
  Net interest income/interest rate
   spread (5)                                        $  24,372        2.69%
                                                                 ---------
Net interest margin (6)                                               3.01%
                                                                 ---------
Ratio of interest-earning assets to
 interest-bearing liabilities                                       109.15%
                                                                 ---------

(1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, but include non-performing loans and loans held-for-sale.
(2) Interest and Yield/Rate are presented on a tax-equivalent basis using a tax rate of 40%.
(3) Includes mortgage-related securities available-for-sale and held-to-maturity.
(4) Includes investment securities available for sale and held to maturity, stock in the FHLB, Freddie Mac and Fannie Mae securities.
(5) Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                                                        YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                                          2004 VS 2003                             2003 VS 2002
                                             --------------------------------------   --------------------------------------
                                                    Increase                                 Increase
                                               (Decrease) due to                        (Decrease) due to
                                             ---------------------   Total Increase   ---------------------   Total Increase
                                                Rate       Volume      (Decrease)        Rate       Volume      (Decrease)
                                             ---------   ---------   --------------   ---------   ---------   --------------
INTEREST-EARNING ASSETS:
Loans (1):
  Real Estate:
    Taxable                                  $  (1,033)  $  (3,583)  $       (4,616)  $  (1,580)  $  (2,181)  $       (3,761)
    Non Taxable (2)                                  5         (15)             (10)         (2)         (4)              (6)
  Commercial:
    Taxable                                       (332)       (174)            (506)       (221)        470              249
    Non Taxable (2)                                 67        (106)             (39)        (27)        101               74
  Consumer                                      (1,687)        995             (692)     (2,634)      1,991             (643)
                                             ---------   ---------   --------------   ---------   ---------   --------------
    Total loans                                 (2,980)     (2,883)          (5,863)     (4,464)        377           (4,087)
Mortgage-related securities (3)                  1,092       2,763            3,855      (3,506)      1,333           (2,173)
Investment securities (4):
    Taxable                                       (646)     (1,272)          (1,918)     (1,154)        153           (1,001)
    Non Taxable (2)                                 69        (586)            (517)        (18)        (17)             (35)
Interest-earning deposits                          (49)        (83)            (132)        (26)         75               49
                                             ---------   ---------   --------------   ---------   ---------   --------------
    Total interest-earning assets               (2,514)     (2,061)          (4,575)     (9,168)      1,921           (7,247)
                                             =========   =========   ==============   =========   =========   ==============
INTEREST-BEARING LIABILITIES:
Deposits:
    Money market and NOW accounts               (1,040)       (368)          (1,408)       (318)        668              350
    Savings accounts                              (288)        (13)            (301)       (813)         67             (746)
    Certificates of deposit                       (825)     (1,767)          (2,592)     (2,580)     (1,788)          (4,368)
    Brokered CDs                                     -         356              356           -           -                -
                                             ---------   ---------   --------------   ---------   ---------   --------------
    Total deposits                              (2,153)     (1,792)          (3,945)     (3,711)     (1,053)          (4,764)
FHLB advances and other borrowings              (5,693)      4,285           (1,408)         10         109              119
Trust preferred debt                               (45)         66               21         (40)        886              846
                                             ---------   ---------   --------------   ---------   ---------   --------------
    Total interest-bearing liabilities          (7,891)      2,559           (5,332)     (3,741)        (58)          (3,799)
                                             ---------   ---------   --------------   ---------   ---------   --------------
    Increase (decrease) in net interest
     income                                  $   5,377   $  (4,620)  $          757   $  (5,427)  $   1,979   $       (3,448)
                                             =========   =========   ==============   =========   =========   ==============

(1) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, but include nonperforming loans.
(2) Presented on a taxable equivalent basis using the combined Federal and state income tax marginal rate of 40%.
(3) Includes mortgage-related securities available-for-sale and held-to-maturity.
(4) Includes investment securities available-for-sale and held-to-maturity, stock in FHLB, Freddie Mac and Fannie Mae.

RESULTS OF OPERATIONS

GENERAL. The Company reported net income of $5.1 million for fiscal 2004 compared to a net loss of $4.1 million and net income of $2.7 million for fiscal years 2003 and 2002, respectively. The increase between fiscal 2003 and fiscal 2004 was primarily attributable to a $5.4 million decrease in the provision for loan losses, a $1.0 million increase in net interest income, a $1.4 million increase in non-interest income and a $5.6 million decrease in non-interest expense.

The Company experienced a $6.8 million decrease in net income between fiscal 2002 and fiscal 2003, which was primarily attributable to a $4.1 million increase in the provision for loan losses, a $4.6 million increase in non-interest expense and a $3.5 million decrease in net interest income, offset by a $1.9 million increase in non-interest income.

NET INTEREST INCOME. Net interest income increased $1.0 million, or 5%, to $21.1 million in fiscal 2004 compared to $20.2 million in fiscal 2003. Total interest income decreased $4.4 million between fiscal 2003 and fiscal 2004, primarily due to a decrease in the yield on total loans of 60 basis points offset by an increase of 49 basis points in mortgage-related securities. Such declines in loan yields were responsible for a $4.4 million decrease in interest income during 2004. Average long-term market interest rates remained lower in 2004 than in 2003.

Interest expense on deposits decreased $3.9 million from 2003 to 2004, primarily due to a decrease in the average cost of deposits of 50 basis points from 2.19% to 1.69%. The decline in interest expense was significantly impacted by the relatively low market interest rates in 2004 as well as a shift in the deposit mix from certificates of deposit to shorter-term money market and NOW accounts. The rates paid on borrowings also decreased by 149 basis points between 2004 and 2003. The reduction in the rates paid on borrowings was due to the Bank entering into several derivative contracts, which swapped the fixed rate the Bank pays on $40.0 million of FHLB advances to variable rates. Additionally, certain long-term, fixed rate higher average rate advances matured during 2004 and were replaced with lower rate borrowings with similar terms.

Between 2002 and 2003, interest income decreased $7.3 million while interest expense decreased by $3.8 million. The decreases were largely due to overall lower market interest rates in 2003 compared to 2002. Interest expense on FHLB advances and trust-preferred debt increased between 2003 and 2002 as the Bank increased such borrowings.

PROVISION FOR LOAN LOSSES. The Company records a provision for loan losses in order to maintain the allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses. Management's evaluation is based upon a continuing review of the portfolio and requires significant management judgment. For the year ended September 30, 2004, the Company recorded a provision for loan losses of $1.4 million compared to $6.9 million in 2003 and $2.8 million in 2002. The decrease in the provision for the twelve month period ended September 30, 2004 was due to a reduction in nonperforming loans, a decrease in loans charged-off, the sale of lower credit quality indirect automobile loans and decreases in total loans outstanding from $502.8 million at September 30, 2003 to $413.1 million at September 30, 2004. The decrease in the provision was due to a significant decrease in nonperforming loans over the levels previously recorded. As of September 30, 2004, nonperforming loans totaled $6.9 million, a decrease of $5.6 million, or 45%, from the $12.5 million of such loans at September 30, 2003. Total nonperforming commercial loans totaled $5.3 million at September 30, 2004 compared to $10.6 million at September 30, 2003. This $5.3 million decrease was primarily the result of several large commercial loans and commercial mortgage loans being reduced to cash collections. Additionally, foreclosed assets were reduced by $707,000 between fiscal 2004 and fiscal 2003 due to the sale of several one-to-four family properties.

The provision for loan losses was $6.9 million in fiscal year 2003 compared to a $2.8 million provision in fiscal 2002. The increase in fiscal 2003 was largely due to higher levels of nonperforming loans and charge-offs. See the Nonperforming Assets and the Allowance for Loan Loss sections of Management's Discussion and Analysis for a further discussion of asset quality.

NON-INTEREST INCOME. Non-interest income increased $1.3 million, or 14%, from $10.0 million in 2003 to $11.3 million in 2004. The increase was largely a result of a $798,000 gain on the sale of the Danville branch in January 2004 and the impact of a $1.5 million impairment loss on an equity investment in 2003. For further discussion of this loss, see Note 18 to the Consolidated Financial Statements. The 2004 increases were offset by reduced insurance premium income and lower levels of gains on the sale of residential mortgage loans as loan originations and sales decreased due to lower volumes.

The Company experienced a $1.9 million increase in non-interest income for fiscal 2003. The increase was largely due to increased service charges and other fee income of $663,000, increased insurance premium income of $801,000 and increased gains on the sale of securities of $1.0 million as part of a restructuring of the investment portfolio. These increases were offset by the recognition of a $1.5 million loss on an equity investment.

NON-INTEREST EXPENSE. Non-interest expense decreased $5.6 million, or 19%, from $29.2 million in 2003 to $23.6 million in 2004. This decrease was primarily due to reductions in salaries and benefits as the Company reduced staff in 2003 as part of a restructuring effort to better align the Bank's operational processes with its product offerings. The 2003 period also included a $900,000 charge to earnings for one-time severance costs related to the resignation of the Company's former President and Chief Executive Officer. Occupancy costs and amortization of intangibles also decreased as a result of the branch closings and the sale of the Bank's Danville branch. Data processing costs increased between periods due to the Bank outsourcing its data processing to a third-party vendor in November 2003.

Total non-interest expense increased $4.6 million, or 19%, from $24.6 million in 2002 to $29.2 million in 2003. This increase was due primarily to an increase in salaries and employee benefits of $2.5 million. Approximately $900,000 of this increase related to one-time severance costs resulting from the resignations of the Company's former President and Chief Executive Officer, Chief Financial Officer and Senior Vice President. Additionally, $1.2 million related to increased salaries for new employees hired in the first half of the fiscal year to staff growth in the Company's businesses.

Additionally in September 2003, the Company incurred additional severance charges of approximately $200,000 in connection with the termination of 33 employees. These reductions represent a realignment of the banking operations in light of the management changes. Professional fees increased by $417,000 during 2003, or 30%, primarily due to the restatement of prior period earnings and increased consulting services during the transition between chief financial officers. Other expenses increased by $1.6 million due to costs for closing three bank offices as well as costs associated with increased levels of nonperforming assets combined with general increases in other operating expenses.

INCOME TAXES. The Company recorded a $2.3 million income tax provision for the fiscal year ended September 30, 2004, compared to an income tax benefit of $1.8 million and an income tax provision of $1.6 million for the years ended September 30, 2003 and 2002, respectively. The increase in 2004 was primarily due to $7.4 in million pre-tax net income the Company recorded. The Company's effective tax rate for 2004, 2003 and 2002 was 31%, (31)% and 38%, respectively. The decrease in 2003 was primarily due to the $5.9 million pre-tax net loss the Company recorded offset by an increase in the deferred tax valuation allowance related to the Company's inability to use a charitable contribution carryforward. Also during 2003, the Company recorded a $1.5 million impairment loss which is a capital loss for income tax purposes and did not result in a tax benefit.

FINANCIAL CONDITION

Total assets decreased $60.3 million to $836.0 million at September 30, 2004 compared to $896.3 million at September 30, 2003. The decrease was primarily due to a decrease in loans of $86.4 million offset by an increase in cash and cash equivalents of $6.8 million and an increase in investment securities available-for-sale of $30.6 million.

Net loans decreased $86.4 million from $490.0 million at September 30, 2003 to $403.6 million at September 30, 2004. Residential one-to-four family mortgage loans decreased by approximately $37.6 million, or 25%, due in part to the sale of $16.2 million in modified fixed-rate residential mortgage loans as well as a policy to sell all newly-originated fixed-rate loans. Construction loans decreased by $17.5 million to $4.9 million at September 30, 2004 compared to $22.4 million at September 30, 2003. The decrease was due to pricing changes made to reduce the interest-rate risk inherent with construction loan financing, which resulted in lower originations. Automobile loans decreased by $35.0 million to $101.1 million at September 30, 2004 as a result of the sale of approximately $19.2 million of lower credit quality indirect automobile loans, representing substantially all of the Company's lower credit quality indirect automobile loans. In addition, the Bank ceased originating non-prime indirect automobile loans in October 2003.

Total liabilities decreased $60.3 million from $837.9 million at September 30, 2003 to $777.6 million at September 30, 2004. During the year, deposits decreased by $63.9 million due to the continued lower interest rate environment and a decision to lower interest rates on certain deposit products offered by the Bank. This resulted in a decrease of $33.9 million in certificates of deposits less than $100,000 and a decrease of $20.8 million in money market accounts.

The reductions in deposits were offset by increased borrowings of $19.9 million, primarily repurchase agreements.

Total equity increased by $101,000 to $58.5 million at September 30, 2004 from $58.4 million at September 30, 2003. Earnings of $5.1 million increased equity and were offset by treasury stock repurchases of $3.5 million and net reductions in other comprehensive income of $1.8 million.

INVESTMENT ACTIVITIES

The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. The Company primarily utilizes investments in securities for liquidity management and as a method of deploying excess funds not utilized for loan originations or purchases. Generally, the Company's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Company has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, Federal funds and U.S. Government-sponsored agency-issued mortgage-backed securities. As required by SFAS No. 115, the Company has established an investment portfolio of securities that are categorized as held-to-maturity or available-for-sale. The Company does not currently maintain a portfolio of trading securities. At September 30, 2004, the available-for-sale securities portfolio totaled $357.2 million, or 43% of assets, and the held-to-maturity portfolio totaled $1.0 million, or 0.1% of assets.

The following table sets forth certain information regarding the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                        AT SEPTEMBER 30,
                                          ---------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                    2004                      2003                      2002
                                          -----------------------   -----------------------   -----------------------
                                           Amortized      Fair       Amortized      Fair       Amortized       Fair
                                             Cost         Value        Cost         Value         Cost        Value
                                          ----------   ----------   ----------   ----------   ----------   ----------
INVESTMENT SECURITIES:
  Debt securities held-to-maturity:
  Municipal securities                    $      998   $    1,015   $    3,555   $    3,622   $    3,553   $    3,608
  Certificates of Deposit                          -            -            -            -           99           99
                                          ----------   ----------   ----------   ----------   ----------   ----------
    Total                                 $      998   $    1,015   $    3,555   $    3,622   $    3,652   $    3,707
                                          ----------   ----------   ----------   ----------   ----------   ----------

  Debt securities available-for-sale:
  Obligations of U.S. Government
   agencies                               $   10,384   $   10,321   $   26,089   $   26,289   $   24,032   $   24,446
  Municipal securities                         4,767        4,812       66,506       68,504       61,396       62,842
                                          ----------   ----------   ----------   ----------   ----------   ----------
    Total                                 $   15,151   $   15,133   $   92,595   $   94,793   $   85,428   $   87,288
                                          ----------   ----------   ----------   ----------   ----------   ----------

  EQUITY SECURITIES AVAILABLE-FOR-SALE:
  FHLB stock                              $   13,009   $   13,009   $   12,987   $   12,987   $   10,971   $   10,971
  FHLMC stock                                      -            -        2,241        1,937        2,241        2,068
  FNMA stock                                   2,000        2,005        6,000        5,850        2,000        1,992
  Other equity securities                         79           95           78           94          284          280
                                          ----------   ----------   ----------   ----------   ----------   ----------
    Total equity securities
     available-for-sale                   $   15,088   $   15,109   $   21,306   $   20,868   $   15,496   $   15,311
                                          ----------   ----------   ----------   ----------   ----------   ----------
      Total debt and equity securities    $   31,237   $   31,257   $  117,456   $  119,283   $  104,576   $  106,306
                                          ==========   ==========   ==========   ==========   ==========   ==========

  MORTGAGE-RELATED SECURITIES
   AVAILABLE-FOR-SALE:
  FHLMC                                   $   73,885   $   73,530   $   34,549   $   34,749   $   17,577   $   18,041
  FNMA                                       194,299      194,319      111,676      112,040       52,615       54,021
  GNMA                                         2,380        2,422        3,627        3,692        5,930        6,065
  Collateralized mortgage obligations         57,004       56,710       60,292       60,484      116,596      118,455
  Other securities                                 -            -            -            -       28,665       28,705
                                          ----------   ----------   ----------   ----------   ----------   ----------
    Total mortgage-related securities
     available-for-sale                   $  327,568   $  326,981   $  210,144   $  210,965   $  221,383   $  225,287
                                          ----------   ----------   ----------   ----------   ----------   ----------
    Total mortgage-related securities     $  327,568   $  326,981   $  210,144   $  210,965   $  221,383   $  225,287
                                          ==========   ==========   ==========   ==========   ==========   ==========
Total securities                          $  358,805   $  358,238   $  327,600   $  330,248   $  325,959   $  331,593
                                          ==========   ==========   ==========   ==========   ==========   ==========

The table below sets forth certain information regarding the carrying value, weighted-average yields and contractual maturities of the Company's debt securities as of September 30, 2004.

                                                             Maturing       Maturing
                                                               after          after
                                              Maturing     one year but   5 years but      Maturing
                                             within one      within 5       within 10      after 10
                                                year          years          years           years          Total
                                            ------------   ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)
AVAILABLE-FOR-SALE DEBT SECURITIES:

  Municipal securities                      $          -   $        640   $          -   $      4,127   $      4,767
  Obligations of U.S. Government agencies              -         10,030              -            354         10,384
  Mortgage-related securities                          -          1,477        106,917        219,174        327,568
                                            ------------   ------------   ------------   ------------   ------------
  Total debt securities at amortized cost   $          -   $     12,147   $    106,917   $    223,655   $    342,719
                                            ============   ============   ============   ============   ============

  Total debt securities at fair value       $          -   $     12,135   $    106,117   $    223,862   $    342,114
                                            ============   ============   ============   ============   ============

  Weighted-Average Yield                               -           3.00%          3.71%          4.07%          3.92%

HELD-TO-MATURITY DEBT SECURITIES:

  Municipal securities                      $          -   $          -   $          -   $        998   $        998
  Total debt securities at amortized cost   $          -   $          -   $          -   $        998   $        998
                                            ============   ============   ============   ============   ============
  Total debt securities at fair value       $          -   $          -   $          -   $      1,015   $      1,015
                                            ============   ============   ============   ============   ============
  Weighted-Average Yield                               -              -              -           4.39%          4.39%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted-average yields are based on amortized cost including municipal securities, which are not reported on a tax-equivalent basis.

LOANS

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                            AT SEPTEMBER 30,
                       ---------------------------------------------------------------------------------------------
                                                             (IN THOUSANDS)
                               2004                    2003                     2002                    2001
                       ---------------------   ---------------------   ---------------------   ---------------------
                                    Percent                 Percent                 Percent                 Percent
                         Amount     of Total     Amount     of Total     Amount     of Total     Amount     of Total
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
REAL ESTATE LOANS:
  One-to-four family   $ 112,186       27.16%  $ 149,741       29.84%  $ 197,349       39.85%  $ 220,796       43.78%
  Multi-family and
   commercial             71,138       17.22      64,343       12.82      75,912       15.33      65,095       12.91
  Construction             4,899        1.19      22,384        4.46       7,157        1.45      13,690        2.71
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total real estate
   loans               $ 188,223       45.57%  $ 236,468       47.12%  $ 280,418       56.63%  $ 299,581       59.40%
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

CONSUMER LOANS:
  Home equity loans
   and lines of
   credit              $  69,400       16.80%  $  73,036       14.56%  $  79,167       15.98%  $  79,840       15.84%
  Automobile             101,148       24.49     136,182       27.14      80,016       16.16      78,307       15.53
  Education                    -           -           -           -           -           -       2,846        0.56
  Unsecured lines
   of credit               4,424        1.07       3,455        0.69       2,297        0.46       1,884        0.37
  Other                    9,387        2.27       9,421        1.88      10,376        2.09      10,288        2.04
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total consumer
   loans               $ 184,359       44.63%  $ 222,094       44.27%  $ 171,856       34.69%  $ 173,165       34.34%
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

COMMERCIAL LOANS       $  40,473        9.80%  $  43,203        8.61%  $  43,014        8.68%  $  31,588        6.26%
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total loans            $ 413,055      100.00%  $ 501,765      100.00%  $ 495,288      100.00%  $ 504,334      100.00%
                       =========   =========   =========   =========   =========   =========   =========   =========

Less:
  Deferred loan
   origination fees    $   1,025               $   1,583               $   1,523               $   1,686
  Allowance for
   loan losses             8,446                  10,196                   5,449                   4,497
                       ---------               ---------               ---------               ---------
  Total loans, net     $ 403,584               $ 489,986               $ 488,316               $ 498,151
                       =========               =========               =========               =========


                          AT SEPTEMBER 30,
                       ---------------------
                          (IN THOUSANDS)
                               2000
                       ---------------------
                                   Percent
                        Amount     of Total
                       ---------   ---------
REAL ESTATE LOANS:
  One-to-four family   $ 205,834       48.89%
  Multi-family and
   commercial             43,784       10.40
  Construction            11,993        2.85
                       ---------   ---------
  Total real estate
   loans               $ 261,611       62.14%
                       ---------   ---------

CONSUMER LOANS:
  Home equity loans
   and lines of
   credit              $  72,474       17.21%
  Automobile              51,114       12.14
  Education                3,516        0.84
  Unsecured lines
   of credit               1,817        0.43
  Other                    8,021        1.90
                       ---------   ---------
  Total consumer
   loans               $ 136,942       32.52%
                       ---------   ---------

COMMERCIAL LOANS       $  22,481        5.34%
                       ---------   ---------
Total loans            $ 421,034      100.00%
                       =========   =========

Less:
  Deferred loan
   origination fees    $   1,536
  Allowance for
   loan losses             4,162
                       ---------
  Total loans, net     $ 415,336
                       =========

LOAN MATURITY. The following table shows the remaining contractual maturity of the Company's total loans at September 30, 2004. The table does not include the effect of future principal prepayments.

                                                                   AT SEPTEMBER 30, 2004
                                    --------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
                                                  Multi-
                                     One-to-    Family and
                                      Four       Commercial                                                  Total
                                     Family     Real Estate   Construction(1)    Consumer    Commercial      Loans
                                    ---------   -----------   ---------------   ----------   ----------   ----------
Amount due in:
  One year or less                  $     214   $     1,455   $           465   $    1,788   $    9,765   $   13,687
  More than one year to five years      4,609         7,447                16      103,275        9,052      124,399
  More than five years                107,363        62,236             4,418       79,296       21,656      274,969
                                    ---------   -----------   ---------------   ----------   ----------   ----------
Total amount due                    $ 112,186   $    71,138   $         4,899   $  184,359   $   40,473   $  413,055
                                    =========   ===========   ===============   ==========   ==========   ==========

    (1) Construction loans, which consist of loans for the construction of one- to four-family residences, automatically convert to permanent financing upon completion of the construction phase.

The following table sets forth, at September 30, 2004, the dollar amount of loans contractually due after September 30, 2005, and whether such loans have fixed or adjustable interest rates.

                                            DUE AFTER SEPTEMBER 30, 2005
                                        ------------------------------------
                                                   (IN THOUSANDS)
                                          Fixed      Adjustable     Total
                                        ----------   ----------   ----------
        Real estate loans:
          One-to-four family            $   68,835   $   43,137   $  111,972
          Multi-family and commercial
           real estate                      11,195       58,488       69,683
          Construction                       2,981        1,453        4,434
                                        ----------   ----------   ----------
          Total real estate loans           83,011      103,078      186,089
                                        ----------   ----------   ----------
          Consumer loans                   144,904       37,667      182,571
          Commercial loans                  10,511       20,197       30,708
                                        ----------   ----------   ----------
          Total loans                   $  238,426   $  160,942   $  399,368
                                        ==========   ==========   ==========

NONPERFORMING ASSETS. Nonperforming assets, which include nonaccruing loans, real estate owned and repossessed assets can negatively affect the Company's results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover the repayment of principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection. For the years ended September 30, 2004, 2003 and 2002, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $535,000, $646,000 and $464,000, respectively. The amount of interest income on such loans included in net income in fiscal years 2004, 2003 and 2002 was $233,000, $290,000 and $131,000, respectively.

The following table sets forth information regarding nonperforming assets and past due loans at the dates indicated:

                                                                AT SEPTEMBER 30,
                                     ---------------------------------------------------------------------
                                                                (IN THOUSANDS)
                                        2004       2003        2002        2001        2000        1999
                                     ---------   ---------   ---------   ---------   ---------   ---------
  NONPERFORMING ASSETS:
    Residential                      $   1,163   $   1,622   $   2,171   $   1,902   $     869   $     848
    Consumer                               436         254         290         771         240         261
    Commercial                           5,270      10,603       1,739       2,050       2,390         262
                                     ---------   ---------   ---------   ---------   ---------   ---------
      Total nonperforming loans          6,869      12,479       4,200       4,723       3,499       1,371
  Real estate owned                        277         962         419         249          51          19
  Other repossessed assets (1)              38          60         128         141         122          79
                                     ---------   ---------   ---------   ---------   ---------   ---------
      Total nonperforming assets     $   7,184   $  13,501   $   4,747   $   5,113   $   3,672   $   1,469
                                     =========   =========   =========   =========   =========   =========
  Troubled debt restructurings               -           -          55          60           -           -
                                     ---------   ---------   ---------   ---------   ---------   ---------
  Troubled debt restructurings and
   total nonperforming assets        $   7,184   $  13,501   $   4,802   $   5,173   $   3,672   $   1,469
                                     =========   =========   =========   =========   =========   =========
Total nonperforming loans and
 troubled debt restructurings as
 a percentage of total loans              1.66%       2.49%       0.97%       0.95%       0.83%       0.37%
Total nonperforming assets and
 troubled debt restructurings as a
 percentage of total assets               0.86%       1.51%       0.53%       0.64%       0.58%       0.24%

(1) Real estate owned balances and other repossessed assets are shown net of related loss allowances.

ALLOWANCE FOR LOAN LOSSES. The Company maintains allowances for loan losses and charges losses to these allowances when such losses are realized. The determination of the allowance for loan losses requires significant management judgment reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable loan losses in the remaining loan portfolio. Management's evaluation is based upon a continuing review of the loan portfolio, with consideration given to examinations performed by regulatory authorities.

Management establishes the loan loss allowance in accordance with accounting principles generally accepted in the United States of America and the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans.

Specific reserves are established for certain loans in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss has been incurred.

The formula allowances for commercial and commercial real estate loans are calculated by applying loss factors to outstanding loans in each case based on the internal risk grade of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors by risk grade have a basis in the Bank's historical loss experience for such loans and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date.

Pooled loans are loans that are usually smaller, not individually graded and homogenous in nature, such as consumer installment loans, indirect automobile loans and residential mortgages. Pooled loan loss allowances are based on historical net charge-offs, delinquency trends, average credit scores and the average time frame between the occurrence of a default event and the resulting default and loss realization. Default events include job loss, divorce, medical crises and death. The average loss allowance per homogenous pool is based on the product of the average annual historical loss rate and the average estimated duration of the pool multiplied by the pool balances. These risk pools are then assigned a reserve for losses based upon this historical loss information, as adjusted for historical loss adjustment factors, as adjusted based on management's evaluation of various current conditions. The evaluation of the inherent loss with respect to these more current conditions is subject to a higher degree of uncertainty because they are not identified with specific credits. The more current conditions, analyzed in connection with the adjustment factors, include an evaluation of the following:

    o General economic and business conditions affecting the Bank's key lending areas,
    o Credit quality trends (including trends in nonperforming loans expected to result from existing conditions),
    o   Recent loss experience in particular segments of the portfolio,
    o   Collateral values and loan-to-value ratios,
    o Loan volumes and concentration, including changes in the composition of the loan portfolio,
    o   Age of the loan portfolio,
    o   Specific industry conditions within portfolio segments,
    o   Bank regulatory examination results, and
    o Other factors, including changes in quality of the loan origination, servicing and risk management processes.

As of September 30, 2004, the Company's allowance for loan losses was $8.4 million, or 2.04% of total loans compared to $10.2 million, or 2.03% of total loans as of September 30, 2003. The decrease in the allowance was due to a $1.6 million transfer in connection with the sale of $19.2 million of lower credit quality indirect automobile loans and $1.6 million in net charge-offs, offset by an additional provision of $1.4 million.

The Bank's loan officers and risk managers meet monthly to discuss and review the conditions and risks associated with individual problem loans and loan portfolios with higher risk concentrations. The Bank also has a third-party review its analysis of such loans and its respective risk gradings quarterly. By assessing the probable estimated losses inherent in the loan portfolio on a routine basis, management is able to adjust specific and inherent loss estimates based on more recent information. While the Company continues to monitor and modify its allowance for loan losses as conditions change, there can be no assurance that the loan loss allowance will be sufficient to absorb all such future credit losses.

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.

                                                     AT OR FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------
                                                                    (IN THOUSANDS)
                                                 2004        2003        2002        2001        2000
                                               ---------   ---------   ---------   ---------   ---------
Allowance for loan losses,
 beginning of year                             $  10,196   $   5,449   $   4,497   $   4,162   $   2,924
Charged-off loans:
 One- to four-family real estate                     281         224          56           -           3
  Consumer                                         1,585       1,183         205         566         244
  Commercial                                         240         844       1,732       1,621           -
                                               ---------   ---------   ---------   ---------   ---------
Total charged-off loans                            2,106       2,251       1,993       2,187         247
                                               ---------   ---------   ---------   ---------   ---------
Recoveries on loans previously charged-off:
    One- to four-family real estate                   26          12           -           -           -
    Consumer                                         429          65         179          24          18
    Commercial                                        14          69           -           -           -
                                               ---------   ---------   ---------   ---------   ---------
    Total recoveries                                 469         146         179          24          18
                                               ---------   ---------   ---------   ---------   ---------
Net loans charged-off                              1,637       2,105       1,814       2,163         229
Provision for loan losses                          1,444       6,852       2,766       1,681       1,467
Transfer for the sale of indirect auto loans      (1,557)          -           -           -           -
Additional allowance from acquisition
 of Security Savings                                   -           -           -         817           -
                                               ---------   ---------   ---------   ---------   ---------
Allowance for loan losses,
 end of period                                 $   8,446   $  10,196   $   5,449   $   4,497   $   4,162
                                               =========   =========   =========   =========   =========
Net loans charged-off to average
 loans                                              0.36%       0.42%       0.36%       0.38%       0.06%
                                               ---------   ---------   ---------   ---------   ---------
Allowance for loan losses
 to total loans                                     2.04%       2.03%       1.10%       0.89%       0.99%
                                               ---------   ---------   ---------   ---------   ---------
Allowance for loan losses to
 non-performing loans and troubled
 debt restructuring                               122.96%      81.71%     128.06%      94.02%     118.95%
                                               ---------   ---------   ---------   ---------   ---------
Net loans charged-off to allowance
 for loan losses                                   19.38%      20.65%      33.29%      48.09%       5.50%
                                               ---------   ---------   ---------   ---------   ---------
Recoveries to charge-offs                          22.27%       6.49%       8.98%       1.10%       7.29%
                                               ---------   ---------   ---------   ---------   ---------

The following table sets forth the Company's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans. These allocations are estimates and are subject to revision as conditions change. The change in the allowance from 2002 to 2003 reflects increased levels of nonaccrual loans and consumer (indirect automobile loans) charge-offs. The change in the allowance from 2001 to 2002 reflects increased activity in commercial and consumer lending and increased levels of nonaccrual loans.

                                                  AT SEPTEMBER 30, 2004
                                                     (IN THOUSANDS)
                                             ------------------------------
                                                         % of       % of
                                                       Allowance    Loans
                                                        in each     in each
                                                        Category   Category
                                                        to Total   to Total
                                              Amount   Allowance     Loans
                                             -------   ---------   --------
                Real Estate                  $   511        6.05%     45.57%
                Consumer                       2,875       34.04      44.63
                Commercial                     5,058       59.89       9.80
                Unallocated                        2        0.02          -
                                             -------   ---------   --------
                  Total allowance
                   for loan losses           $ 8,446      100.00%    100.00%
                                             =======   =========   ========

                                  AT SEPTEMBER 30, 2003            AT SEPTEMBER 30, 2002
                            -------------------------------   ------------------------------
                                     (IN THOUSANDS)                   (IN THOUSANDS)
                                         % of       % of                  % of       % of
                                       Allowance    Loans               Allowance    Loans
                                        in each     in each              in each     in each
                                        Category   Category              Category   Category
                                        to Total   to Total              to Total   to Total
                             Amount    Allowance     Loans     Amount   Allowance     Loans
                            --------   ---------   --------   -------   ---------   --------
Real Estate                 $  2,013       19.74%     47.13%  $ 1,641       30.12%     56.69%
Consumer                       2,657       26.06      44.26     1,015       18.63      34.65
Commercial                     5,526       54.20       8.61     2,297       42.15       8.66
Unallocated                        -           -          -       496        9.10          -
                            --------   ---------   --------   -------   ---------   --------
  Total allowance
   for loan losses          $ 10,196      100.00%    100.00%  $ 5,449      100.00%    100.00%
                            ========   =========   ========   =======   =========   ========

                                  AT SEPTEMBER 30, 2001            AT SEPTEMBER 30, 2000
                            -------------------------------   ------------------------------
                                     (IN THOUSANDS)                   (IN THOUSANDS)
                                         % of       % of                  % of       % of
                                       Allowance    Loans               Allowance    Loans
                                        in each     in each              in each     in each
                                        Category   Category              Category   Category
                                        to Total   to Total              to Total   to Total
                             Amount    Allowance     Loans     Amount   Allowance     Loans
                            --------   ---------   --------   -------   ---------   --------
Real Estate                 $  1,391       30.93%     59.40%  $   979       23.52%     62.14%
Consumer                         739       16.43      34.34       489       11.75      32.52
Commercial                     1,951       43.38       6.26     2,108       50.65       5.34
Unallocated                      416        9.26          -       586       14.08          -
                            --------   ---------   --------   -------   ---------   --------
  Total allowance
   for loan losses          $  4,497      100.00%    100.00%  $ 4,162      100.00%    100.00%
                            ========   =========   ========   =======   =========   ========

SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and prepayments, proceeds from sales of loans and securities, cash flows generated from operations, FHLB advances and other borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

DEPOSITS. The Company offers a variety of deposit products with a range of interest rates and terms. The Company's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. More than 41% of the Company's deposits at September 30, 2004 are in certificate of deposit accounts. At September 30, 2004, core deposits (savings, NOW, money market accounts and non-interest bearing deposits) represented 59% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which the Company's offices are located. The Company has historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media, and generally does not solicit retail deposits from outside its market area. At September 30, 2004, the Company had $10.0 million of brokered certificates of deposit.

At September 30, 2004, the Company had $26 million in certificate accounts in amounts of $100,000 or more maturing as follows:

             MATURITY PERIOD                AMOUNT
             ------------------------   --------------
                                        (IN THOUSANDS)
             Three months or less       $        3,117
             Over 3 through 6 months             1,228
             Over 6 through 12 months            2,338
             Over 12 months                     19,363
                                        ---------------
               Total                    $       26,046
                                        ==============

The above maturity schedule does not include $10 million of brokered CD's with an average maturity of 18 months.

BORROWINGS. The Bank utilizes advances from the FHLB of Pittsburgh as an alternative to deposits to fund its operations as part of its operating strategy. These borrowings are collateralized primarily by certain mortgage loans and mortgage-related securities of the Bank and secondarily by the Bank's investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. At September 30, 2004, the Bank had $243.9 million in outstanding FHLB advances, compared to $258.9 million at September 30, 2003. Other borrowings, which consist of overnight retail and wholesale repurchase agreements, increased $19.9 million from approximately $500,000 at September 30, 2003 to $20.4 million at September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds on a long-term and short-term basis are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds; deposit flows, loan prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The Bank's most liquid assets are cash and cash equivalents and its investment and mortgage-related securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and cash equivalents and investment and mortgage-related securities available-for-sale totaled $353.9 million, or 42.3% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances and other borrowings. At September 30, 2004, the Bank had $243.9 million in advances outstanding from the FHLB, and had an additional overall borrowing capacity from the FHLB of $135.3 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on such borrowings to fund asset growth.

At September 30, 2004, the Company had commitments to originate and purchase loans, unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $60.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including Individual Retirement Accounts ("IRA") and KEOGH accounts, which are scheduled to mature in less than one year from September 30, 2003, totaled $62.9 million. Based on past experience, the Company expects that a substantial portion of maturing certificate accounts will be retained by the Company at maturity.

The primary sources of funding for the Company are dividend payments from the Bank, the offering of trust-preferred securities, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by the Company. Dividend payments by the Bank have primarily been used to fund stock repurchase programs and to pay cash dividends. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the OTS. Additionally, the OTS may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

In June 2004, the Board of Directors authorized the repurchase of 209,000 shares (approximately 5%) of the Company's outstanding common stock. As of December 15, 2004, management has purchased 206,000 shares under the repurchase program at an average price of $17.22. This repurchase program has been suspended pending the merger of the Company into KNBT Bancorp, Inc.

At September 30, 2004, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $61.3 million, or 7.4% of total assets, which is above the required level of $12.4 million, or 1.5%; core capital of $61.3 million, or 7.4% of total assets, which is above the required level of $33.1 million, or 4.0%; and risk-based capital of $65.8 million, or 15.07% of risk-weighted assets, which is above the required level of $34.9 million, or 8.0%. An institution with a ratio of risk-based capital to risk-weighted assets of greater than or equal to 10.0%, a ratio of tier 1 capital to risk-weighted assets of greater than or equal to 6.0% and a ratio of core capital to total assets of greater than or equal to 5.0% is considered to be "well-capitalized" pursuant to OTS regulations.

OFF-BALANCE SHEET ARRANGEMENTS

For a discussion of the Company's off-balance sheet arrangements, see Footnote 13, "Commitments and Contingencies" and Footnote 15 "Derivative Financial Instruments" in the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table sets forth information relating to the Company's payments due under contractual obligations at September 30, 2004.

                                                                  Payments due by period
                                   ------------------------------------------------------------------------------------
                                                       Less Than                                            More Than
   Contractual Obligations             Total            1 Year           1-3 Years        3-5 Years          5 Years
--------------------------------   --------------    -------------     -------------    -------------     -------------
Operating Lease Obligations        $      481,095    $     238,624     $     129,551    $      96,864     $      16,056
Repurchase Agreements                  20,426,000          426,000        20,000,000                -                 -
FHLB Advances                         243,867,000       52,000,000       142,080,000       10,000,000        39,787,000
Trust Preferred                        22,681,000                -                 -                -        22,681,000
Other Long-Term Obligations (1)         2,292,000          582,000         1,172,000          538,000                 -
                                   --------------    -------------     -------------    -------------     -------------
Total                              $  289,747,095    $  53,246,624     $ 163,381,551    $  10,634,864     $  62,484,056
                                   ==============    =============     =============    =============     =============

(1) Includes obligations to the Company's third party data processing provider.


IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which requires the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

IMPACT OF RECENT ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task

Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on the Company's financial position or results of operations.

On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets. ." SFAS No. 142 was adopted on October 1, 2001. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon early adoption of this statement, as of October 1, 2001, the carrying amount of the previously recognized unidentifiable intangible asset related to the Schuylkill Savings branch acquisitions that was reclassified to goodwill was $200,000, while the related 2002 amortization expense that was reversed was $81,000, pre-tax. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $7.9 million in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends FASB Statement No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces, "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation." As permitted, the Company continues to account for stock options with the methodology prescribed by Accounting Principles Board No. 25.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No.
133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously these financial instruments would have been classified entirely as equity, or between the liabilities section and equity section of the statement of financial condition. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this Statement are effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirement of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As a result of the adoption of FIN 46, the Company deconsolidated its Capital Trusts in the second fiscal quarter of 2004. The result was an increase in the junior debt of $681,000.

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This statement provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for the other-than-temporary impairment evaluations made in the reporting periods beginning after June 15, 2004. The FASB staff has issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. Based on comment letters received by constituents, the Board decided to further consider whether application guidance is necessary for all securities analyzed for impairment under paragraph 10-20 of Issue 03-1. The Company will delay the effective application until the implementation guidance is finalized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The above-captioned information appears in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations"-"Management of Interest Rate Risk and Market Risk Analysis" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KPMG LLP
1601 Market Street
Philadelphia PA  19103-7212

The Board of Directors and Stockholders of
Northeast Pennsylvania Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of Northeast Pennsylvania Financial Corp. and subsidiaries (the "Company") as of September 30, 2004 and 2003 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northeast Pennsylvania Financial Corp. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated their consolidated statements of operations, comprehensive income
(loss), changes in equity, and cash flows for the year ended September 30, 2002.

/s/ KPMG LLP
------------------

Philadelphia, PA
October 26, 2004

                [LOGO OF NORTHEAST PENNSYLVANIA FINANCIAL CORP.]
                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
         12 E. BROAD STREET HAZLETON, PA 18201-6591 PHONE (570) 459-3700
                               FAX (570) 450-6110

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Stockholders:

The management of Northeast Pennsylvania Financial Corp. (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, including controls over safeguarding assets. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In July 2003, while evaluating the Company's internal controls and procedures, the former president and chief executive officer and chief financial officer concluded that the Company's disclosures and internal controls were not effective. This review discovered that the Company's financial statements for fiscal years 1998 through 2002 and for the quarters ended December 31, 2002 and March 31, 2003 required restatement as described in Management's Discussion and Analysis and Note 2 to the audited Consolidated Financial Statements included in this report.

Subsequent to the discovery of the errors, management implemented staffing, system and procedural changes designed to improve the training of the individuals involved in implementing and reviewing the controls and procedures to strengthen the review and authorization process so that differences, if any, are detected and corrected on a timely basis. These changes resulted in the identification of additional accounting errors as described in Note 2 to the Consolidated Financial Statements included in this report.

Management assessed the Company's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of September 30, 2004. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2004, the Company maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America.

The Company assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Company complied, in all material respects, with the designated laws and regulations related to safety and soundness for the year ended September 30, 2004.

/s/ Thomas M. Petro                                     /s/ Jerry D. Holbrook
-----------------------                                 ------------------------

Thomas M. Petro                                         Jerry D. Holbrook
President and                                           Chief Financial Officer
Chief Executive Officer

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          SEPTEMBER 30,
                                                     -----------------------
                                                         (IN THOUSANDS)
                                                        (EXCEPT SHARE AND
                                                         PER SHARE DATA)
                                                        2004         2003
                                                     ----------   ----------
ASSETS

Cash and cash equivalents                            $   26,938   $   20,142
Investment securities available-for-sale                357,223      326,626
Investment securities held-to-maturity
 (estimated market value of $1,015 at
  September 30, 2004 and $3,622 at
  September 30, 2003)                                       998        3,555
Loans held for sale                                           -        1,073
Loans (less allowance for loan loss of $8,446 at
 September 30, 2004 and $10,196 at
 September 30, 2003)                                    403,584      489,986
Accrued interest receivable                               2,731        3,892
Assets acquired through foreclosure                         315        1,022
Property and equipment, net                              10,820       12,152
Goodwill                                                  3,255        3,255
Intangible assets                                         7,129        8,556
Bank-owned life insurance                                11,362       10,875
Other assets                                             11,680       15,161
                                                     ----------   ----------
  Total assets                                       $  836,035   $  896,295
                                                     ==========   ==========

LIABILITIES AND EQUITY

Deposits                                             $  483,441   $  547,305
Federal Home Loan Bank advances                         243,867      258,901
Trust preferred debt                                     22,681       22,000
Other borrowings                                         20,426          529
Advances from borrowers for taxes and insurance           1,178        1,239
Accrued interest payable                                  1,380        1,318
Other liabilities                                         4,604        6,646
                                                     ----------   ----------
  Total liabilities                                     777,577      837,938
                                                     ----------   ----------

Preferred stock ($.01 par value; 2,000,000
 authorized shares; none issued)                              -            -
Common stock ($.01 par value; 16,000,000
 authorized shares; 6,427,350 shares issued)                 64           64
Additional paid-in capital                               62,307       61,879
Common stock acquired by stock benefit plans             (2,668)      (3,772)
Retained earnings - substantially restricted             33,245       29,368
Accumulated other comprehensive income (loss), net          (99)       1,730
Treasury stock, at cost (2,451,551 shares at
 September 30, 2004 and 2,250,756 shares at
 September 30, 2003)                                    (34,391)     (30,912)
                                                     ----------   ----------
  Total equity                                           58,458       58,357
                                                     ----------   ----------
  Total liabilities and equity                       $  836,035   $  896,295
                                                     ==========   ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 AS RESTATED
                                                          2004         2003          2002
                                                       ----------   ----------   -----------
INTEREST INCOME:
Interest and fees on loans                             $   27,341   $   33,196   $    37,309
Mortgage-related securities                                10,383        6,528         8,701
Investment securities:
  Taxable                                                   2,676        4,726         5,679
  Non-taxable                                                 562          914           944
                                                       ----------   ----------   -----------
  Total interest income                                    40,962       45,364        52,633
                                                       ----------   ----------   -----------
INTEREST EXPENSE:
Deposits                                                    8,213       12,158        16,922
Federal Home Loan Bank advances and other borrowings       10,570       11,978        11,859
Trust-preferred debt                                        1,073        1,052           207
                                                       ----------   ----------   -----------
  Total interest expense                                   19,856       25,188        28,988
                                                       ----------   ----------   -----------

Net interest income                                        21,106       20,176        23,645

Provision for loan losses                                   1,444        6,852         2,766
                                                       ----------   ----------   -----------
Net interest income after provision for loan losses        19,662       13,324        20,879
                                                       ----------   ----------   -----------

NONINTEREST INCOME:
Service charges and other fees                              2,852        2,840         2,177
Insurance premium income                                    3,698        3,937         3,136
Trust income                                                  875          864           719
Gain (loss) on sale of:
  Branch                                                      798            -             -
  Assets acquired through foreclosure                          39          134           (58)
  Loans                                                       833        1,025         1,028
  Available-for-sale securities                             1,292        1,319           308
Impairment loss on equity investment                            -       (1,488)            -
Other                                                         948        1,345           766
                                                       ----------   ----------   -----------
  Total noninterest income                                 11,335        9,976         8,076
                                                       ----------   ----------   -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                           12,833       15,480        12,947
  Occupancy costs                                           2,741        3,229         3,059
  Amortization of intangibles                                 872        1,061         1,008
  Data processing                                           1,111          803           697
  Advertising                                                 448          831           981
  Professional fees                                         1,433        1,816         1,399
  Federal Home Loan Bank and other charges                    937        1,059         1,243
  Other                                                     3,236        4,920         3,305
                                                       ----------   ----------   -----------
  Total noninterest expense                                23,611       29,199        24,639
                                                       ----------   ----------   -----------
Income (loss) before income taxes                           7,386       (5,899)        4,316
Income taxes (benefit)                                      2,299       (1,829)        1,620
                                                       ----------   ----------   -----------
Net income (loss)                                      $    5,087   $   (4,070)  $     2,696
                                                       ==========   ==========   ===========
Earnings (loss) per share:
  Basic                                                $     1.32   $    (1.08)  $      0.67
  Diluted                                                    1.26        (1.08)         0.63

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

                                                            FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
                                          -----------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
                                                                   Common Stock               Accumulated
                                                    Additional     Acquired by                  Other
                                          Common     Paid In      Stock Benefit   Retained   Comprehensive    Treasury       Total
                                           Stock     Capital          Plans       Earnings   Income (Loss)     Stock        Equity
                                          ------   ------------   -------------   --------   -------------   ---------    ---------
Balance, As Restated, September 30, 2001  $   64   $     62,142   $      (5,213)  $ 34,679   $         894   $ (18,186)   $  74,380

ESOP shares committed to be released                        243             515                                                 758
Stock awards                                                (46)            542                                                 496
Stock  compensation tax benefit                             110                                                                 110
Stock options exercised (38,714 shares)                    (402)                                                   826          424
Treasury stock reissuance (6,568 shares)                                                                            96           96
Net changes in gains on securities
 available for sale, net of tax                                                                      2,439                    2,439
Net change in gains on retained interest
 on asset securitization, net of tax                                                                   111                      111
Treasury stock at cost (812,903 shares)                                                                        (14,421)     (14,421)
Cash dividend paid                                                                  (1,964)                                  (1,964)
Net income, as restated                                                              2,696                                    2,696
                                          ------   ------------   -------------   --------   -------------   ---------    ---------
Balance, As Restated, September 30, 2002  $   64   $     62,047   $      (4,156)  $ 35,411   $       3,444   $ (31,685)   $  65,125
                                          ------   ------------   -------------   --------   -------------   ---------    ---------

ESOP shares committed to be released                        (79)            789                                                 710
Stock awards                                                  5             709                                                 714
Stock  compensation tax benefit                            (112)                                                               (112)
Stock options exercised (41,812 shares)                                     696                                    (10)         686
Stock employee compensation trust
 (69,133 shares)                                                         (1,810)                                             (1,810)
Treasury stock reissuance (6,369 shares)                     18                                                     82          100
Net changes in gains on                                                                                                           -
 securities available for sale,
 net of tax                                                                                         (1,714)                  (1,714)
Treasury stock at cost (806,534 shares)                                                                            701          701
Cash dividend paid                                                                  (1,973)                                  (1,973)
Net income (loss)                                                                   (4,070)                                  (4,070)
                                          ------   ------------   -------------   --------   -------------   ---------    ---------
Balance, September 30, 2003               $   64   $     61,879   $      (3,772)  $ 29,368   $       1,730   $ (30,912)   $  58,357
                                          ------   ------------   -------------   --------   -------------   ---------    ---------

ESOP shares committed to be released                        413             497                                                 910
Stock awards                                                 23             118                                                 141
Stock  compensation tax benefit                              33                                                                  33
Stock options exercised (34,609 shares)                     (41)            513                                                 472
Stock employee compensation trust
 (39,531 shares)                                                            (24)        31                                        7
Treasury stock reissuance  (5,206)                                                                                  67           67
Net changes in gains on                                                                                                           -
 securities available for sale,
 net of tax                                                                                         (1,829)                  (1,829)
Treasury stock at cost (206,000 shares)                                                                         (3,546)      (3,546)
Cash dividend paid                                                                  (1,241)                                  (1,241)
Net income                                                                           5,087                                    5,087
                                          ------   ------------   -------------   --------   -------------   ---------    ---------
Balance, September 30, 2004               $   64   $     62,307   $      (2,668)  $ 33,245   $         (99)  $ (34,391)   $  58,458
                                          ======   ============   =============   ========   =============   =========    =========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                  AS RESTATED
                                                            2004        2003         2002
                                                          ---------   ---------   -----------
Net income (loss)                                         $   5,087   $  (4,070)  $     2,696
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities and on retained
 interest on asset securitization:
  Unrealized holding gains (losses) arising
   during the period                                         (1,036)       (842)        2,752
  Less: Reclassification adjustment for gains
   included in net income (loss)                                793         872           202
                                                          ---------   ---------   -----------
Other comprehensive income (loss)                         $  (1,829)  $  (1,714)  $     2,550
                                                          ---------   ---------   -----------
Comprehensive income (loss)                               $   3,258   $  (5,784)  $     5,246
                                                          =========   =========   ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------------
                                                                        (IN THOUSANDS)
                                                                                        AS RESTATED
                                                                 2004         2003         2002
                                                              ----------   ----------   -----------
OPERATING ACTIVITIES:
Net Income (Loss)                                             $    5,087   $   (4,070)  $     2,696
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Provision for assets acquired through foreclosure                  254          208           132
  Provision for loan losses                                        1,444        6,852         2,766
  Depreciation                                                     1,167        1,418         1,437
  Amortization of intangibles                                        872        1,061         1,008
  Deferred income tax provision (benefit)                           (612)      (2,066)          582
  ESOP shares committed to be released                               910          710           758
  Stock award expense                                                141          714           496
  Purchase of shares for stock employee compensation trust             7       (1,810)            -
  Bank-owned life insurance income                                  (487)        (572)            -
  Origination of loans held for sale                             (27,879)     (53,206)      (64,595)
  Proceeds from loans sold                                        47,729       65,642        65,938
  Deconsolidation of capital trust                                   681            -             -
  Amortization and accretion on:
    Held-to-maturity securities                                      (23)          (2)           (9)
    Available-for-sale securities                                  3,723        5,238         1,419
  Amortization of deferred loan fees                                (518)        (595)         (653)
   (Gain) loss on sale of:
    Assets acquired through foreclosure                              (39)        (134)           58
    Loans                                                           (833)      (1,025)       (1,028)
    Available-for-sale securities                                 (1,292)      (1,319)         (308)
    Branch                                                          (798)           -             -
    Disposal of property and equipment                                12           53            21
Impairment loss on equity investment                                   -        1,488             -
  Changes in assets and liabilities:
    Decrease (increase) in accrued interest receivable             1,162          406          (740)
    Decrease (increase) in other assets                            4,714       (5,359)       (1,970)
    Increase (decrease) in accrued interest payable                   62         (140)         (672)
    Increase (decrease) in accrued income taxes payable                -            -        (2,716)
    Increase in other liabilities                                 (1,975)        (781)        1,061
                                                              ----------   ----------   -----------
      Net cash provided by operating activities               $   33,509   $   12,711   $     5,681
                                                              ----------   ----------   -----------

INVESTING ACTIVITIES:
Net (increase) decrease in loans                              $   66,130   $  (20,844)  $     5,327
Proceeds from sale of:
  Available-for-sale securities                                   57,456      122,853        31,243
  FHLB stock                                                       5,501            -             -
  Assets acquired through foreclosure                              1,999          754           991
Proceeds from repayments of held-to-maturity securities            2,580           99        14,199
Proceeds from repayments of available-for-sale securities         93,679      147,144        85,738
Net cash proceeds from business acquisitions                           -            -           104
Proceeds from disposal of fixed assets                               135            -             1
Proceeds from sale of Danville branch                             (8,244)           -             -
Purchase of:
  Available-for-sale securities                                 (187,304)    (264,267)     (197,413)
  Office properties and equipment                                   (634)        (783)       (2,133)
  Regulatory stock                                                (5,523)      (6,334)         (800)
  Purchase of bank-owned life insurance                                -            -       (10,000)
                                                              ----------   ----------   -----------
Net cash provided by (used in) investing activities           $   25,775   $  (21,378)  $   (72,743)
                                                              ----------   ----------   -----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                               (IN THOUSANDS)
                                                                                              AS RESTATED
                                                                     2004          2003          2002
                                                                  ----------    ----------    -----------
FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                       $  (53,520)   $  (59,107)   $    89,231
Increase (decrease) in Federal Home Loan Bank
 short-term advances                                                 (57,500)       50,500         (6,000)
Borrowings of Federal Home Loan Bank
 long-term advances                                                   42,978           (20)         9,980
Net increase (decrease) in other borrowings                           19,897        (2,655)        (1,360)
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                                    (61)          387            206
  Proceeds from issuance of trust-preferred securities                     -        15,000          7,000
  Exercise of stock options                                              405           548            424
Stock compensation tax benefit (expense)                                  33            26            110
Purchase of treasury stock                                            (3,546)          701        (14,421)
Treasury stock reissuance                                                 67           100             96
Cash dividend on common stock                                         (1,241)       (1,973)        (1,962)
                                                                  ----------    ----------    -----------
  Net cash provided by financing activities                       $  (52,488)   $    3,507    $    83,304
                                                                  ----------    ----------    -----------

Increase (decrease) in cash and cash equivalents                  $    6,796        (5,160)        16,242

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          20,142        25,302          9,060
                                                                  ----------    ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $   26,938    $   20,142    $    25,302
                                                                  ==========    ==========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
  Interest on deposits and borrowings                             $   18,806    $   22,498    $    29,660
  Income taxes                                                    $    1,723    $    1,420    $     1,179

Supplemental disclosure - non-cash and financing information:
  Transfer from loans to asset acquired through foreclosure       $    1,402    $    1,303    $     1,206
  Net change in other comprehensive income                        $    1,829    $    1,714    $     2,550

Purchase of business acquisitions:
Loans                                                             $        -    $        -    $    11,396
Other assets                                                               -             -            872
Deposits                                                                   -             -        (13,017)
Other liabilities                                                          -             -             19

See accompanying notes to consolidated financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

BUSINESS. Northeast Pennsylvania Financial Corp. (the "Company") is a thrift holding company organized under the laws of the state of Delaware. The Company's principal subsidiary, First Federal Bank (the "Bank") is a federal savings bank organized under the laws of the United States. The Bank provides a wide range of financial products and services to individual and corporate customers through its community offices in Northeastern and Central Pennsylvania. Such products include checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, real estate loans and home equity loans. The Bank is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal bank regulatory agencies and undergoes periodic examinations by those regulatory authorities.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION. The accompanying financial statements of the Company include the accounts of the Bank, Abstractors, Inc., NEP Trust Co. (the "Trust Co."), Higgins Insurance Associates, Inc. ("Higgins"), NEP Capital Trust I and NEP Capital Trust II. The Bank, Abstractors, Inc., the Trust Co. and Higgins are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. The Trust Co. offers trust, estate and asset management services and products. Higgins provides insurance and investment products to individuals and businesses. NEP Capital Trust I and NEP Capital Trust II are subsidiaries established in connection with trust preferred offerings. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current year's presentation. Such reclassifications had no effect on net income (loss) or stockholders' equity and do not relate to the restatement described in Footnote 2.

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

CASH AND CASH EQUIVALENTS. For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with an original maturity of three months or less.

SECURITIES. The Company divides its securities portfolio into two segments: (a) held-to-maturity and (b) available-for-sale. Securities in the held-to -maturity category are accounted for at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company's intent and ability to hold the securities until maturity. All other securities are included in the available-for-sale category and are reported at fair value, with unrealized gains or losses excluded from earnings and reported, net of tax, as a component of stockholders' equity. At the time of purchase, the Company makes a determination as to whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Securities which the Company believes may be involved in interest rate risk, liquidity or other asset/liability management decisions, which might reasonably result in such securities not being held to maturity, are classified as available for sale. If securities are sold, a gain or loss is determined by specific identification and reflected in the operating results in the period the trade occurs.

OTHER INVESTMENT. The Company had a $1.5 million investment in the preferred stock of a start-up venture. Prior to June 2003, since the investment did not have a readily determinable market value, the Company was not accounting for the investment under SFAS No. 115. The accounting for this security was initially guided by EITF Topic No. D-68, EITF Topic No. 98-13 and EITF Topic No. 99-10, which, in essence, provide that investee losses should be absorbed by investments in other securities once an investee's common equity has been exceeded by net losses. However, during the Company's 2001 third fiscal quarter the investee issued additional equity and entered into certain other business relationships which reduced the Company's influence over the investee and resulted in the Company prospectively utilizing the cost method of accounting for its remaining investment. During 2003, the Company wrote off its remaining $1.5 million equity investment in this start-up venture since the venture was unable to obtain additional equity financing to support its operations and the impairment was deemed permanent.

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

The Company allocates the previous carrying amount of the securitized automobile loan receivables plus any other transferred assets between the assets sold and the retained interests (principally an interest-only strip net of a recourse obligation (the "Interest-Only Strip") and a cash reserve), based on their relative estimated fair values at the date of sale. A gain or loss is recognized at the time of sale equal to the excess of the fair value of the assets obtained (principally cash) over the allocated fair value of the assets sold.

Over the term of the securitized assets, securitization income includes the yield of the retained interests, which includes certain fees from the underlying assets as well as fees resulting from the Company's right to service the underlying assets.

Due to prepayment risk, the Interest-Only Strips are measured like available-for-sale securities. Accordingly, the Interest-Only Strips are reported at their fair value which approximates the net carrying amount of such assets. Unrealized holding gains or losses on the Interest-Only Strips, if any, are excluded from earnings and reported, net of taxes, as a separate component of shareholders' equity, except that, if a decline in fair value is judged to be other than temporary, such a decline is accounted for as a realized loss and is presented as a reduction of securitization income in the accompanying consolidated statement of operations.

The Company estimates the fair value of the Interest-Only Strip at the date of the transfer based on a discounted cash flow analysis. The cash flows of the Interest-Only Strip are estimated as the excess of the cash inflows of the loans sold over the sum of the pass-through interest rate plus the servicing fee, a trustee fee, credit enhancement costs and an estimate of future credit losses over the life of the loans. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

The cash reserve account is not subject to prepayment risk and is initially recorded at the allocated carrying amount based on its fair value as estimated by management at the date of transfer using the "cash-out" method.

Management discounts the net cash flows of the Interest-Only Strips and cash reserve accounts at interest rates that management believes a purchaser unrelated to the seller of such a financial instrument would demand. The discount on the cash reserve account is accreted and recorded in the results of operations.

LOANS HELD FOR SALE. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized by charges to operations.

MORTGAGE SERVICING RIGHTS. Upon the sale of a mortgage loan where the Company retains servicing rights, a mortgage servicing right is recorded which is included in other assets on the statement of financial condition. Mortgage servicing rights are amortized into income over the average life of the loans sold using the level yield method of amortization. Such assets are subject to disaggregated impairment tests.

ASSETS ACQUIRED THROUGH FORECLOSURE. Real estate and other repossessed collateral acquired through foreclosure or by deed in lieu of foreclosure are classified as assets acquired through foreclosure. Assets acquired through foreclosure are carried at the lower of cost or fair value less selling expenses. Costs relating to the development or improvement of the property are capitalized; holding costs are charged to expense.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Depreciation for each class of depreciable asset is computed using the straight-line method over the estimated useful lives of the assets (generally 39 years for buildings and 3 to 7 years for furniture and equipment). When assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The cost of maintenance and repairs is charged to expense as incurred and renewals and betterments are capitalized. Leasehold improvements are depreciated using the straight line method over the shorter of the useful life of the improvement or the remaining life of the lease.

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

GOODWILL. Goodwill is the excess of cost over the fair value of assets acquired in connection with business acquisitions and was being amortized on the straight-line method over 5, 6 and 20 years, prior to October 1, 2001. On October 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment-only approach. This statement eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company, upon adoption of this Statement, stopped amortizing existing goodwill of $3.0 million. During 2002, the Company performed its initial impairment analysis of goodwill and other intangible assets and determined that the estimated fair value exceeded the carrying amount. During 2004 and 2003, the Company performed its annual analysis of goodwill and other intangible assets and recognized a $25,000 and $39,000 impairment, respectively, related to its acquisition of an insurance book of business.

INCOME TAXES. The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Company's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Retained earnings at September 30, 2004 and 2003 include approximately $10.2 million, for which no provision for Federal income tax has been made. These amounts represent allocations of earnings to bad debt reserves for tax purposes and are a restriction upon retained earnings. If, in the future, this portion of retained earnings is reduced for any purpose other than tax bad debt losses, Federal income taxes may be imposed at the then-applicable rates.

EARNINGS (LOSS) PER SHARE.

Earnings (loss) per share (EPS), basic and diluted, were $1.32 and $1.26, respectively for the year ended September 30, 2004, $(1.08) and $(1.08), respectively for the year ended September 30, 2003 and $0.67 and $0.63, respectively, for the year ended September 30, 2002.

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income (loss) as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                                           AS RESTATED
                                                        FOR THE YEAR      FOR THE YEAR    FOR THE YEAR
                                                            ENDED            ENDED            ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                             2004             2003             2002
                                                        --------------   --------------   --------------
BASIC:
Net income (loss) (in thousands)                        $        5,087   $       (4,070)  $        2,696
                                                        --------------   --------------   --------------
Weighted average shares outstanding                          4,135,078        4,173,655        4,485,674

Average common stock acquired by stock benefit plans:
  Stock employee compensation trust                            (47,738)         (87,499)         (18,999)
  Stock awards unallocated, net                                (24,856)         (75,636)        (117,814)
  ESOP shares unallocated, net                                (205,500)        (244,235)        (299,762)
                                                        --------------   --------------   --------------
  Basic weighted-average shares outstanding                  3,856,984        3,766,285        4,049,099
                                                        --------------   --------------   --------------
Earnings (loss) per share - basic                       $         1.32   $        (1.08)  $         0.67
                                                        ==============   ==============   ==============

DILUTED(1):
Net income (loss) (in thousands)                        $        5,087   $       (4,070)  $        2,696
                                                        --------------   --------------   --------------
Basic weighted-average shares outstanding                    3,856,984        3,766,285        4,049,099

  Dilutive Instruments:
    Dilutive effect of outstanding stock options               194,287          170,307          193,699
    Dilutive effect of stock awards                                  1           11,317           24,808
                                                        --------------   --------------   --------------
    Diluted weighted-average shares outstanding              4,051,272        3,947,909        4,267,606
                                                        --------------   --------------   --------------
Earnings (loss) per share - diluted                     $         1.26   $        (1.08)  $         0.63
                                                        ==============   ==============   ==============

(1) Diluted earnings per share include the dilutive effect of the Company's weighted-average stock options/awards outstanding using the Treasury Stock method. The Company had 76,500, 60,550 and 8,735 anti-dilutive common stock options outstanding as of September 30, 2004, 2003 and 2002, respectively. These options are not included in the calculation of diluted earnings per share for the periods presented.

COMPREHENSIVE INCOME. The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio and on the retained interest on asset securitization.

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

The following table represents the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                          YEAR ENDED SEPTEMBER 30,
                                              ------------------------------------------------
                                                                                  AS RESTATED
                                                   2004             2003             2002
                                              --------------   --------------   --------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported:               $        5,087   $       (4,070)  $        2,696
Less: proforma expense related
 to stock options                                       (200)            (358)            (394)
                                              --------------   --------------   --------------
Proforma net income (loss)                    $        4,887   $       (4,428)  $        2,302
                                              ==============   ==============   ==============

Basic net income (loss) per common share:
  As reported                                 $         1.32   $        (1.08)  $         0.67
  Pro forma                                             1.27            (1.18)            0.56
Diluted net income (loss) per common share:
  As reported                                 $         1.26   $        (1.08)  $         0.63
  Pro forma                                             1.21            (1.12)            0.53

The effects on pro forma net income and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income and EPS due to the vesting provisions of the options and future awards that are available to be granted.

2.  EFFECTS OF RESTATEMENT

The Consolidated Financial Statements for the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998 have been restated to reflect the correction of accounting errors for the Company's indirect automobile, mortgage and consumer loan portfolios. Such errors were discovered in July 2003 and were primarily the result of computer coding errors and did not impact any loan customers.

In September 2003, the Company completed a review of its accounting records and discovered additional accounting errors. As such, the Company has further restated its financial statements for the fiscal year ended September 30, 2002 to reflect the correction of additional accounting errors related to an adjustment to deferred loan fees, an underaccrual in the Company's health and welfare benefit plans, the write-off of improperly deferred advertising and professional fees and the improper recording of a receivable related to the sale of indirect automobile loans. Such errors resulted in a decrease in interest and fees on loans, an increase in salaries and employee benefits, advertising, professional fees and other expense.

These errors had no material effect on the Company's cash flows for operating, investing or financing activities.

The following table describes the cumulative effects of the restatements on net income and earnings per share for the year ended September 30, 2002.

                                                                      TWELVE MONTHS ENDED
                                                                      SEPTEMBER 30, 2002
                                                                      -------------------
Net income prior to restatements                                      $             4,498
Adjustment for interest and fees on loans, net of tax benefit                      (1,029)
Adjustment for gain on sale of loans, net of tax benefit                             (204)
                                                                      -------------------
Net income after 1st restatement                                                    3,265
Adjustment for interest and fees on loans, net of tax benefit                         (20)
Adjustment for salaries and employee benefits, net of
 tax benefit                                                                         (210)
Adjustment for advertising, net of tax benefit                                        (45)
Adjustment for professional fees, net of tax benefit                                  (26)
Adjustment for other expense, net of tax benefit                                     (268)
                                                                      -------------------
NET INCOME, AS ADJUSTED, AFTER 2ND RESTATEMENT                        $             2,696
                                                                      ===================

EARNINGS PER SHARE (EPS)

                                                                      TWELVE MONTHS ENDED
                                                                      SEPTEMBER 30, 2002
                                                                      ------------------
Basic EPS prior to restatements                                       $              1.11
  Adjustment for interest and fees on loans, net of tax benefit                     (0.25)
  Adjustment for gains on sale of loans, net of tax benefit                         (0.05)
                                                                      -------------------
  Basic EPS after 1st restatement                                     $              0.81
  Adjustment for interest and fees on loans, net of tax benefit                         -
  Adjustment for salaries and employee benefits, net of
   tax benefit                                                                      (0.05)
  Adjustment for advertising, net of tax benefit                                    (0.02)
  Adjustment for professional fees, net of tax benefit                                  -
  Adjustment for other expense, net of tax benefit                                  (0.07)
                                                                      -------------------
Basic EPS, as adjusted, net of tax benefit, after 2nd restatement     $              0.67
                                                                      ===================
Diluted EPS prior to restatements                                     $              1.05
  Adjustment for interest and fees on loans, net of tax benefit                     (0.24)
  Adjustment for gain on sale of loans, net of tax benefit                          (0.05)
                                                                      -------------------
  Diluted EPS after 1st restatement                                                  0.76
  Adjustment for interest and fees on loans, net of tax benefit                         -
  Adjustment for salaries and employee benefits, net of
   tax benefit                                                                      (0.05)
  Adjustment for advertising, net of tax benefit                                    (0.01)
  Adjustment for professional fees, net of tax benefit                                  -
  Adjustment for other expense, net of tax benefit                                  (0.07)
                                                                      -------------------
Diluted EPS, as adjusted, net of tax benefit, after 2nd restatement   $              0.63
                                                                      ===================

The cumulative effect of these accounting errors on stockholders' equity is as follows for the period presented:

                                                                           AT SEPTEMBER 30,
                                                                                 2002
                                                                           ----------------
Stockholders' Equity, prior to restatements                                $         68,385
  Cumulative effect of interest and fees on loans, net of tax benefit                (2,487)
  Cumulative effect of gain on sale of loans, net of tax benefit                       (204)
Stockholders' Equity, as adjusted by 1st restatement                       $         65,694
  Cumulative effect of interest and fees on loans, net of tax benefit                   (20)
  Cumulative effect of salaries and employee benefits, net of tax benefit              (210)
  Cumulative effect of advertising, net of tax benefit                                  (45)
  Cumulative effect of professional fees, net of tax benefit                            (26)
  Cumulative effect of other expenses, net of tax benefit                              (268)
                                                                           ----------------
Stockholders' Equity, as adjusted by 2nd restatement                       $         65,125
                                                                           ================

3. SECURITIES

The following table summarizes the estimated fair value of securities with gross unrealized losses at September 30, 2004, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer.

                                                       Less Than                Twelve Months
                                                     Twelve Months                Or Longer                    Total
                                                -----------------------    -----------------------    -----------------------
                                                             Unrealized                 Unrealized                 Unrealized
                                                Fair Value     Losses      Fair Value     Losses      Fair Value     Losses
                                                -----------------------    -----------------------    -----------------------
                                                                               (in thousands)
Municipal securities                            $      638   $       (2)   $        -   $        -    $      638   $       (2)
  Obligations of U.S. Government agencies           10,321          (63)            -            -        10,321          (63)
  Mortgage-related securities                      162,688       (1,824)       33,493         (479)      196,181       (2,303)
                                                ----------   ----------    ----------   ----------    ----------   ----------
Total debt securities                              173,647       (1,889)       33,493         (479)      207,140       (2,368)
  Other equity securities                                -            -            10           (7)           10           (7)
                                                ----------   ----------    ----------   ----------    ----------   ----------
  Total equity securities                                -            -            10           (7)           10           (7)
                                                ----------   ----------    ----------   ----------    ----------   ----------
Total                                           $  173,647   $   (1,889)   $   33,503   $     (486)   $  207,150   $   (2,375)
                                                ==========   ==========    ==========   ==========    ==========   ==========

Management does not believe any individual unrealized loss as of September 30, 2004 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality.

Securities that have been impaired greater than twelve months include primarily mortgage-related securities. The decline in the market value of these securities was deemed temporary due to positive factors supporting the recoverability of these investments. Positive factors considered include timely principal and interest payments and the financial health of the issuer.

Securities are summarized as follows:

                                                                SEPTEMBER 30, 2004
                                                --------------------------------------------------
                                                                  (IN THOUSANDS)
                                                               GROSS        GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                   COST        GAINS        LOSSES        VALUE
                                                ----------   ----------   ----------    ----------
AVAILABLE-FOR-SALE SECURITIES:

  Municipal securities                          $    4,767   $       47   $       (2)   $    4,812
  Obligations of U.S. Government agencies           10,384            -          (63)       10,321
  Mortgage-related securities                      327,568        1,716       (2,303)      326,981
                                                ----------   ----------   ----------    ----------
Total debt securities                              342,719        1,763       (2,368)      342,114
  FHLB Stock                                        13,009            -            -        13,009
  FNMA Stock                                         2,000            5            -         2,005
  Other equity securities                               79           23           (7)           95
                                                ----------   ----------   ----------    ----------
    Total equity securities                         15,088           28           (7)       15,109

      Total                                     $  357,807   $    1,791   $   (2,375)   $  357,223
                                                ==========   ==========   ==========    ==========
HELD-TO-MATURITY SECURITIES:

  Municipal securities                                 998           17            -         1,015
                                                ----------   ----------   ----------    ----------

    Total                                       $      998   $       17   $        -    $    1,015
                                                ==========   ==========   ==========    ==========

                                                                SEPTEMBER 30, 2003
                                                --------------------------------------------------
                                                                  (IN THOUSANDS)
                                                               GROSS        GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                   COST        GAINS        LOSSES        VALUE
                                                ----------   ----------   ----------    ----------
AVAILABLE-FOR-SALE SECURITIES:
  Municipal securities                          $   14,983   $      151   $        -    $   15,134
  Obligations of U.S. Government agencies           26,089          204           (4)       26,289
  Mortgage-related securities                      210,144        1,652         (831)      210,965
  Trust Preferred securities                        12,754          474         (429)       12,799
  Corporate Bonds                                   38,769        1,814          (12)       40,571
                                                ----------   ----------   ----------    ----------
    Total debt securities                          302,739        4,295       (1,276)      305,758
  FHLB Stock                                        12,987            -            -        12,987
  FHLMC Stock                                        2,241            -         (304)        1,937
  FNMA Stock                                         6,000           20         (170)        5,850
  Other equity securities                               78           22           (6)           94
                                                ----------   ----------   ----------    ----------
    Total equity securities                         21,306           42         (480)       20,868

      Total                                     $  324,045   $    4,337   $   (1,756)   $  326,626
                                                ==========   ==========   ==========    ==========

HELD-TO-MATURITY SECURITIES:
  Municipal securities                          $    3,555   $       67   $        -    $    3,622
                                                ----------   ----------   ----------    ----------

    Total                                       $    3,555   $       67   $        -    $    3,622
                                                ==========   ==========   ==========    ==========

The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                                             SEPTEMBER 30, 2004
                                                --------------------------------------------------------------------------
                                                                               (IN THOUSANDS)
                                                                Maturing
                                                 Maturing    after one year    Maturing after    Maturing
                                                within one    but within 5     5 years but       after 10
                                                   year          years        within 10 years      years         Total
                                                ----------   --------------   ---------------   -----------   ------------
AVAILABLE-FOR-SALE DEBT SECURITIES:

  Municipal securities                          $        -   $          640   $             -   $     4,127   $      4,767
  Obligations of U.S. Government agencies                -           10,030                 -           354         10,384
  Mortgage-related securities                            -            1,477           106,917       219,174        327,568
                                                ----------   --------------   ---------------   -----------   -----------
Total debt securities at amortized cost         $        -   $       12,147   $       106,917   $   223,655   $    342,719
                                                ==========   ==============   ===============   ===========   ============
  Total debt securities at fair value           $        -   $       12,135   $       106,117   $   223,862   $    342,114
                                                ==========   ==============   ===============   ===========   ============
  Weighted-Average Yield                                 -             3.00%             3.71%         4.07%          3.92%

HELD-TO-MATURITY DEBT SECURITIES:

Municipal securities                            $        -   $            -   $             -   $       998   $       998
  Total debt securities at amortized cost       $        -   $            -   $             -   $       998   $       998
                                                ==========   ==============   ===============   ===========   ============
  Total debt securities at fair value           $        -   $            -   $             -   $     1,015   $      1,015
                                                ==========   ==============   ===============   ===========   ============
Weighted-Average Yield                                   -                -                 -          4.39%          4.39%

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields are based on amortized cost including municipal securities which are not reported on a tax-equivalent basis.

Proceeds from sales of securities available for sale during the year ended September 30, 2004 were $59.8 million resulting in gross realized gains of $2.0 million and gross realized losses of $712,000. Proceeds from sales of securities available for sale during the year ended September 30, 2003 were $122.9 million resulting in gross realized gains of $1.6 million and gross realized losses of $255,000. Proceeds from sales of securities available for sale during the year ended September 30, 2002 were $31.2 million resulting in gross realized gains of $513,000 and gross realized losses of $205,000.

Securities classified as agencies and mortgage-related securities, with an amortized cost of $171.8 million and a fair value of approximately $172.0 million at September 30, 2004, were pledged to secure public deposits as required by law.

4.  LOANS

Loans are summarized as follows:
                                                    AT SEPTEMBER 30,
                                                ------------------------
                                                     (IN THOUSANDS)
                                                   2004          2003
                                                ----------    ----------
REAL ESTATE LOANS:
  One- to four-family                           $  112,186    $  149,741
  Multi-family and commercial                       71,138        64,343
  Construction                                       4,899        22,384
                                                ----------    ----------
Total real estate loans                         $  188,223    $  236,468
                                                ----------    ----------

CONSUMER LOANS:
    Home equity loans and lines of credit       $   69,400    $   73,036
    Automobile                                     101,148       136,182
    Unsecured lines of credit                        4,424         3,455
    Other                                            9,387         9,421
                                                ----------    ----------
  Total consumer loans                          $  184,359    $  222,094
                                                ----------    ----------
COMMERCIAL LOANS                                $   40,473    $   43,203
                                                ----------    ----------
  Total loans                                   $  413,055    $  501,765
                                                ----------    ----------
    LESS:
    Allowance for loan losses                       (8,446)      (10,196)
    Deferred loan origination fees                  (1,025)       (1,583)
                                                ----------    ----------
Total loans, net                                $  403,584    $  489,986
                                                ==========    ==========

At September 30, 2004, the Company had a $22.5 million recorded investment in impaired loans, which had specific loan loss allowances totaling $4.1 million. At September 30, 2003, there was $30.1 million of impaired loans, which had specific loan loss allowances totaling $6.3 million. The average net recorded investment in impaired loans for the years ended September 30, 2004, 2003 and 2002 was $24.0 million, $15.4 million and $5.6 million, respectively. The related amount of interest income recognized on impaired loans was $1.3 million, $969,000 and $375,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

Non-accrual loans totaled $6.9 million, $12.5 million and $4.2 million at September 30, 2004, 2003 and 2002, respectively. There were $0, $0 and $55,000 in troubled debt restructuring loans at September 30, 2004, 2003 and 2002, respectively. The Bank has no commitments to lend additional funds to borrowers whose loans were classified as non-performing or as a troubled debt restructuring.

The activity in the allowance for loan losses is as follows:

                                                     SEPTEMBER 30,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
Balance, beginning                       $   10,196    $    5,449    $    4,497

  Transfer due to sale of indirect
   automobile loans                          (1,557)            -             -
  Provision charged to income                 1,444         6,852         2,766
  Charge-offs                                (2,106)       (2,251)       (1,993)
  Recoveries                                    469           146           179
                                         ----------    ----------    ----------
Balance, ending                          $    8,446    $   10,196    $    5,449
                                         ==========    ==========    ==========

An analysis of the activity of loans to directors and executive officers is as follows:

                                                 SEPTEMBER 30,
                                           ------------------------
                                                (IN THOUSANDS)
                                              2004          2003
                                           ----------    ----------
Balance, beginning of year                 $    4,511    $    2,152
New loans and line of credit advances             448         3,086
Repayments                                     (2,891)         (727)
                                           ----------    ----------
Balance end of year                        $    2,068    $    4,511
                                           ==========    ==========

5.  MORTGAGE SERVICING ACTIVITY

Mortgage servicing rights are included in other assets on the Consolidated Statements of Financial Condition. A summary of mortgage servicing rights activity follows:

                                        YEARS ENDED SEPTEMBER 30,
                                 --------------------------------------
                                             (IN THOUSANDS)
                                    2004          2003          2002
                                 ----------    ----------    ----------
Balance, beginning of year       $      715    $      465    $      493
Originated servicing rights             345           562           143
Amortization                           (246)         (312)         (171)
                                 ----------    ----------    ----------
Balance, end of year             $      814    $      715    $      465
                                 ==========    ==========    ==========

At September 30, 2004, 2003 and 2002, the Bank serviced loans for others of $117.2 million, $92.9 million and $67.2 million, respectively. Loans serviced by others for the Bank as of September 30, 2004, 2003 and 2002 were $8.5 million, $12.9 million and $31.5 million, respectively.

6.  PROPERTIES AND EQUIPMENT

Properties and equipment by major classification are summarized as follows:

                                            SEPTEMBER 30,
                                      ------------------------
                                           (IN THOUSANDS)
                                         2004          2003
                                      ----------    ----------
Land                                  $    2,051    $    2,287
Buildings and improvements                11,027        11,285
Furniture, fixtures and equipment          7,277         8,452
Leasehold improvements                       636           844
                                      ----------    ----------
Total                                 $   20,991    $   22,868
                                      ----------    ----------
Less: accumulated depreciation           (10,171)      (10,716)
                                      ----------    ----------
Net                                   $   10,820    $   12,152
                                      ==========    ==========

The Company has entered into operating leases for several of its branch facilities and operating departments. The minimum annual rental payments under these leases at September 30, 2004 are as follows:

                     YEARS ENDING SEPTEMBER 30,
                     --------------------------
                     2005             $ 238,624
                     2006                80,790
                     2007                48,761
                     2008                48,432
                     2009                48,432
                     2010 and after      16,056
                                      ---------
                     Total            $ 481,095
                                      =========

Rent expense was $262,000, $272,000 and $312,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

7.  ASSET SECURITIZATION

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

As of September 30, 2004, the balance of automobile loan receivables in the Trust was $10.8 million. Because the historical performance of the receivables met the established criteria as of September 30, 2003, the balance of the cash reserve account was reduced from 4.75% to 3.00% of the original balance at that time. The aggregate balance of the retained interest totaled approximately $1.4 million at September 30, 2004.

The key assumptions used in measuring the fair value of the retained interest and cash collateral account for the transaction is shown in the following table:

Retained interest

  Average annual repayment rate                           1.5%
  Average annual expected default rate                    3.0%
  Discount rate                                          10.0%
  Weighted average life of underlying automobile
   loans                                             26 months

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

                                                              SEPTEMBER 30, 2004
                                                              ------------------
                                                                (IN THOUSANDS)
Fair value of retained interest                                   $   1,420

Weighted-average repayment rate assumption:
  Pre-tax decrease to earnings due to a 10% adverse change        $       9
  Pre-tax decrease to earnings due to a 20% adverse change        $       8

Weighted-average expected default rate:
  Pre-tax decrease to earnings due to a 10% adverse change        $      17
  Pre-tax decrease to earnings due to a 20% adverse change        $      34

Weighted-average discount rate:
  Pre-tax decrease to earnings due to a 10% adverse change        $      12
  Pre-tax decrease to earnings due to a 20% adverse change        $      24

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

8. DEPOSITS

Deposits consist of the following major classifications:

                                                                  AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
                                                                2004                                      2003
                                                -------------------------------------    -------------------------------------
                                                WEIGHTED-                                WEIGHTED-
                                                 AVERAGE                   PERCENT OF     AVERAGE                   PERCENT OF
                                                  RATE          AMOUNT        TOTAL         RATE         AMOUNT        TOTAL
                                                ----------    ----------   ----------    ----------    ----------   ----------
Savings accounts (passbook, statement, clubs)         0.14%   $   92,626        19.16%         0.06%   $   97,499        17.81%
Money market accounts                                 0.90        75,164        15.55          0.96        95,972        17.54
Certificates of deposit less than $100,000            3.07       161,779        33.46          3.19       195,669        35.75
Certificates of deposit $100,000 and greater          3.56        26,046         5.39          3.78        33,584         6.14
Brokered CD's                                         2.50        10,000         2.07             -             -            -
NOW Accounts                                          0.77        81,150        16.78          0.92        88,130        16.10
Non-interest-bearing deposits                            -        36,676         7.59             -        36,451         6.66
                                                ----------    ----------   ----------    ----------    ----------   ----------
Total deposits at end of period                       1.57%   $  483,441       100.00%         1.79%   $  547,305       100.00%
                                                ==========    ==========   ==========    ==========    ==========   ==========

Certificates of deposit are frequently renewed at maturity rather than liquidated; a summary of certificates by contractual maturity at September 30, 2004 follows:

                               YEARS ENDING SEPTEMBER 30,
                        ----------------------------------------
                                    (IN THOUSANDS)
                                                        Amount
                                                     -----------
                        2005                         $    67,929
                        2006                             113,597
                        2007                               5,050
                        2008                               7,405
                        2009                               3,844
                        2010 and after                         -
                                                     -----------
                        Total                        $   197,825
                                                     ===========

Interest expense on deposits is comprised of the following:

                                  YEARS ENDED SEPTEMBER 30,
                            ------------------------------------
                                       (IN THOUSANDS)
                               2004         2003         2002
                            ----------   ----------   ----------
Savings accounts            $       94   $      395   $    1,141
Money market accounts              806        1,674        1,436
Certificates of deposit          6,720        8,956       13,324
NOW Accounts                       593        1,133        1,021
                            ----------   ----------   ----------
Total                       $    8,213   $   12,158   $   16,922
                            ==========   ==========   ==========

9. FEDERAL HOME LOAN BANK ADVANCES

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (the "FHLB"), the Bank maintains otherwise unencumbered qualifying assets (principally one-to-four family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank's FHLB stock is also pledged to secure these advances. At September 30, 2004, such advances mature as follows:

DUE BY SEPTEMBER 30,     WEIGHTED-AVERAGE RATE    SEPTEMBER 30, 2004
---------------------    ---------------------    ------------------
                                                    (IN THOUSANDS)
       2005                       6.34%           $           52,000
       2006                       3.50                       102,000
       2007                       3.26                        40,080
       2008                       4.89                        10,000
       2009                          -                             -
       Thereafter                 5.40                        39,787
                                  ----            ------------------
       Total FHLB advances        4.43%           $          243,867
                                  ====            ==================

The Bank has included in the preceding tables annually renewable lines of credit totaling $75.0 million. At September 30, 2004, there were no such borrowings outstanding at FHLB. The Bank, from time to time, has used lines of credit to meet liquidity needs. There were $27.5 million in borrowings outstanding at September 30, 2003 under such lines of credit with an interest rate at the overnight FHLB borrowing rate of 1.31%.

At September 30, 2004, the Bank had outstanding advances from the FHLB of $140.0 million which have callable features. Such advances have a fixed rate for a specified period of time after which the FHLB can, at its option, convert the advance to a variable rate. The Bank, at the same time, can repay the advance without a prepayment fee.

10.  TRUST PREFERRED DEBT

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

On October 29, 2002, NEP Capital Trust II, a Delaware statutory business trust, issued $15.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $464,000 payment for the Trust's common securities, were used to acquire $15.5 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust quarterly at 3.45% over the three-month LIBOR, with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The stated maturity of the Debentures is November 7, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any
interest  payment  date  after  August  7,  2007.  The  Company   recognized  an
amortizable intangible asset with a value of $450,000 relating to the issuance costs of these trust preferred securities.

In December 2003, the FASB revised Financial Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Company deconsolidated its Capital Trusts in the second fiscal quarter of 2004. The result was an increase in the junior debt of $681,000.

A summary of the trust securities issued and outstanding at September 30, 2004 is as follows:

                                                    Prepayment                   Distribution
                         Amount                       Option                        Payment
Name                   Outstanding       Rate          Date         Maturity       Frequency
--------------------   ------------   ---------    ------------   ------------   -------------
NEP Capital Trust I    $  7,217,000        5.07%      4/22/2007      4/22/2032   Semi-annually
NEP Capital Trust II   $ 15,464,000        5.16%      11/7/2007      11/7/2032     Quarterly

11. INCOME TAXES

The Small Business Job Protection Act of 1996, enacted on August 20, 1996, repealed the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Bank was required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeded its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a savings bank for Federal income tax purposes, are restricted with respect to certain distributions. The Bank's total tax bad debt reserves at September 30, 2004 were approximately $10.2 million, of which $10.2 million represents the base year amount and $0 is subject to recapture currently.

The provision (benefit) for income taxes is summarized as follows:

                              YEAR ENDED SEPTEMBER 30,
                       --------------------------------------
                                   (IN THOUSANDS)
                                                  AS RESTATED
                          2004         2003          2002
                       ----------   ----------    -----------
Current:
  Federal              $    1,209   $      216    $       815
  State                       478           21            223
Deferred:
  Federal                     311       (1,765)           582
  State                       301         (301)             -
                       ----------   ----------    -----------
Total                  $    2,299   $   (1,829)   $     1,620
                       ==========   ==========    ===========

The provision (benefit) for income taxes differs from the statutory rate due to the following:

                                             YEAR ENDED SEPTEMBER 30,
                                      ---------------------------------------
                                                  (IN THOUSANDS)
                                                                  AS RESTATED
                                         2004          2003           2002
                                      ----------    ----------    -----------
Federal income tax at
 statutory rate                       $    2,512    $   (2,006)   $     1,467
Tax exempt interest, net                    (371)         (444)          (419)
State taxes, net of Federal benefit          616          (287)           147
Excess ESOP compensation expense              92           102             35
Bank-owned life insurance                   (171)         (184)           (99)
Excess Officer Compensation                    -           159              -
Adjustment for prior year taxes             (250)            -              -
Other, net                                  (129)           (3)             2
Increase in valuation allowance for
 deferred tax assets                           -           834            487
                                      ----------    ----------    -----------
Total provision (benefit)             $    2,299    $   (1,829)   $     1,620
                                      ==========    ==========    ===========

The components of the net deferred tax liability (asset) are as follows:

                                                           SEPTEMBER 30,
                                                     ------------------------
                                                          (IN THOUSANDS)
                                                        2004          2003
                                                     ----------    ----------
Deferred tax assets:
  ESOP funding difference                            $     (132)   $     (132)
  Recognition and retention plan                              -          (130)
  Deferred compensation                                    (384)         (470)
  Accrued hospitalization                                  (136)         (261)
  Book bad debt reserves - loans                         (2,905)       (3,505)
  Intangibles amortization                                  (56)         (226)
  Investment writedown                                     (680)         (680)
  AMT credit carryforward                                  (601)          (30)
  Net operating loss carryover                                -          (356)
  Purchase accounting adjustment-loans                      (90)         (160)
  Capital loss carryover                                    (66)          (28)
  Employee Retirement Reserves                               (3)          (52)
  Unrealized loss on available for sale securities          (62)            -
  Accrued Expenses                                         (116)          (19)
                                                     ----------    ----------
  Total deferred tax assets                              (5,231)       (6,049)
  Valuation allowance                                       680           680
                                                     ----------    ----------
Net deferred tax asset                               $   (4,551)   $   (5,369)
                                                     ----------    ----------
  Deferred tax liabilities:
  Depreciation / Amortization                        $       99    $      133
  Accretion                                                 152           183
  Recognition and retention plan                             29             -
  Title plant                                                26            26
  Loan fees and costs                                        19            51
  Unrealized gain on available-for-sale securities            -           988
  Purchase accounting adjustment-deposits                 2,176         2,377
                                                     ----------    ----------
    Total deferred tax liabilities                        2,501         3,758
                                                     ----------    ----------
      Net deferred tax liability (asset)             $   (2,050)   $   (1,611)
                                                     ==========    ==========

Deferred income taxes reflect the net tax-effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the Company's history of prior operating earnings and its expectation of the future, management believes that taxable income will more likely than not be insufficient to realize all of the Company's gross deferred tax assets at September 30, 2004 and 2003. Valuation allowance increases of $834,000 were established during the year ended September 30, 2003 to offset a portion of the charitable contribution carryforward that management believes may not be realized. The cumulative amount of the valuation allowance that has been established related to the unused charitable contribution carryforward is $1,175,000 through September 30, 2003. The charitable contribution carryover has expired as of September 30, 2003 and is no longer available for usage after this date. Accordingly, this valuation allowance, along with the tax benefit associated with the gross amount of the unused charitable contribution carryover, has been removed as of September 30, 2003. As of September 30, 2004 and September 30, 2003, $680,000 of the valuation allowance has been established to offset the entire amount of tax benefits associated with an impaired investment.

For federal income tax purposes, the Company has approximately $145,000 of net capital loss carryforwards resulting in a deferred tax asset of $66,000 as of September 30, 2004. The Company also has alternative minimum tax credits of $601,000 that have an indefinite life.

12.  STOCK OPTION PLANS

The Company maintains a stock-based incentive plan ("the 1998 Plan") for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1998 Plan, the number of common shares reserved for the issuance of options was 642,735. All options were issued at not less than fair market value at the date of grant and expire 10 years from date of grant. The majority of stock options granted in the 1998 Plan vest over a five year period from the date of grant. In January 2000, the Company adopted the 2000 Stock Option Plan ("the 2000 Plan"). The 2000 Plan reserved an additional 173,624 shares for issuance under terms similar to the 1998 Plan. At September 30, 2004, 10,000 shares subject to option remain available for grant under the 2000 plan. In February 2004, the Company adopted the 2004 Stock Plan. The number of shares of restricted stock and stock options that may be awarded under the Plan to employees is 185,000 and the amount of shares of restricted stock and stock options that can be awarded to Directors under the Plan is 20,000. The maximum number of shares of restricted stock awards which can be granted is 100,000. No stock options can be granted under the Plan for less than fair market value on the date of grant. The maximum annual grant of options or restricted shares under the Plan to any one individual shall not exceed one and a half percent (1.5%) of the total outstanding shares of common stock of company, in the aggregate, per calendar year.

A summary of the status of the Company's outstanding stock option plans as of September 30, 2004, 2003 and 2002 and changes during the years then ended is presented below:

                                                2004                             2003                             2002
                                   -----------------------------     -----------------------------     ---------------------------
                                     AVERAGE        WEIGHTED-           AVERAGE        WEIGHTED-        AVERAGE        WEIGHTED-
                                     SHARES      EXERCISE PRICE         SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                   ----------    ---------------     -----------    --------------     ---------    --------------
STOCK OPTIONS:
Outstanding at beginning of year      680,711    $         12.44         686,960    $        11.88       718,189    $        11.42
Granted                                95,000              18.25          72,100             16.84        15,085             16.44
Forfeited                             (15,691)             18.81         (36,537)            12.38        (7,600)            11.75
Exercised                             (30,909)             11.92         (41,812)            11.89       (38,714)            10.73
                                   ----------    ---------------     -----------    --------------     ---------    --------------
Outstanding at end of year            729,111    $         13.08         680,711    $        12.44       686,960    $        11.88
Exercisable at end of year            592,981    $         12.10         601,774                         404,667
Weighted-average fair value
 of options granted                $     3.43                        $      5.06                       $    4.21

The following table summarizes all stock options outstanding for the plans as of September 30, 2004, segmented by range of exercise prices:

                                     OUTSTANDING
                            -----------------------------
                             WEIGHTED-      WEIGHTED-
                             AVERAGE         AVERAGE
                             EXERCISE       REMAINING
                  NUMBER      PRICE      CONTRACTUAL LIFE
                  -------   ----------   ----------------
STOCK OPTIONS:
$10.00-$10.50      17,419   $    10.35          5.1 years
$10.51-$11.00       2,209   $    10.63          4.7
$11.01-$11.50       4,955   $    11.38          4.7
$11.51-$12.00     491,610   $    11.75          4.2
$12.01-$12.50      44,738   $    12.25          6.3
$12.51-$13.00       2,000   $    12.75          4.4
$14.00-$14.50       1,845   $    14.20          7.0
$15.00-$15.50      14,100   $    15.26          8.0
$15.51-$16.00       1,000   $    15.95          8.8
$16.01-$16.50         435   $    16.41          7.5
$16.51-$17.00       8,750   $    16.93          7.3
$17.50-$18.00     117,050   $    17.80          9.2
$18.50-$19.00      22,000   $    18.75          9.1
$19.01-$19.50       1,000   $    19.10          9.3
                  -------   ----------   ----------------
                  729,111   $    13.08          5.8 years

13. COMMITMENTS AND CONTINGENCIES

LENDING OPERATIONS
The Company is party to financial instruments with off-balance-sheet risk in the normal course of business primarily to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Commitments to originate loans amounted to $5.6 million as of September 30, 2004, of which $3.3 million was for variable-rate loans. The balance of the commitments represent fixed-rate loans with interest rates ranging from 5.38% to 6.25%. In addition, at September 30, 2004, the Company had undisbursed loans in process of $12.0 million and $50.9 million in undisbursed lines of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these commitments reflect the extent of involvement the Company has in particular classes of financial instruments.

In addition, the Company also has an obligation of $743,000 in standby letters of credit.

The Company's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for balance-sheet instruments.

Commitments to extend credit are legally-binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company on extensions of credit, is based on management's credit assessment of the counterparty. At September 30, 2004, the Company expects all commitments to be funded within 60 days.

DERIVATIVES

At September 30, 2004, there were $40.0 million in notional amount of derivative contracts in effect, see Footnote 15 for detail.

LEGAL PROCEEDINGS

The Company is commonly subject to various pending and threatened legal actions which involve claims for monetary relief. Based upon information presently available to the Company, it is the Company's opinion that any legal and financial responsibility arising from such claims will not have a material adverse effect on the Company's results of operations.

DATA PROCESSING OPERATIONS

In August 2003, the Company entered into a 5-year contract with Aurum Technology for data processing and other related services. The projected future minimum annual contractual payments for the remaining term of the Agreement are as follows:

2005         $   582,000
2006         $   586,000
2007         $   586,000
2008         $   538,000

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

The reported fair values of financial instruments are based on a variety of factors. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions. Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The estimated fair values presented neither include nor give effect to the values associated with the Company's banking, or other businesses, existing customer relationships, extensive branch banking network, property, equipment, goodwill or certain tax implications related to the realization of unrealized gains or losses. Also, the fair value of non-interest-bearing demand deposits, savings, NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a banking organization that is a going concern.

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at September 30, 2004 and 2003.

CASH AND CASH EQUIVALENTS. Current carrying amounts approximate estimated fair value.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES. Current quoted market prices were used to determine fair value.

LOANS. Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type and each loan category was further segmented by fixed-and adjustable-rate interest terms. The estimated fair value of the segregated portfolios was calculated by discounting cash flows through the estimated maturity using estimated prepayment speeds while using estimated market discount rates that reflect credit and interest rate risk inherent in the loans. The estimate of the maturities and prepayment speeds was based on the Company's historical experience. Cash flows were discounted using market rates adjusted for portfolio differences.

ACCRUED INTEREST RECEIVABLE. Current carrying amounts approximate estimated fair value.

BANK-OWNED LIFE INSURANCE. The fair value is equal to the cash surrender value of the life insurance policies.

DEPOSITS WITH NO STATED MATURITY. Current carrying amounts approximate estimated fair value.

CERTIFICATES OF DEPOSIT. Fair values were estimated by discounting the contractual cash flows using current market rates offered in the Company's market area for deposits with comparable terms and maturities.

FEDERAL HOME LOAN BANK ADVANCES. The fair value of borrowings was estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

OTHER BORROWINGS. The fair value was estimated by discounting the contractual cash flows using rate currently available for similar debt with comparable terms and maturities.

ACCRUED INTEREST PAYABLE. Current carrying amounts approximate estimated fair value.

TRUST PREFERRED DEBT. The fair value was estimated by discounting the contractual cash flows using rates currently available for similar debt with comparable terms and maturities.

INTEREST RATE SWAPS. The fair value of the interest rate swaps are equal to the estimated market prices.

COMMITMENTS TO EXTEND CREDIT. The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                             AT SEPTEMBER 30,
                                           -----------------------------------------------------
                                                             (IN THOUSANDS)
                                                     2004                        2003
                                           -------------------------   -------------------------
                                            CARRYING      ESTIMATED      CARRYING     ESTIMATED
                                             AMOUNT      FAIR VALUE       AMOUNT     FAIR VALUE
                                           -----------   -----------   -----------   -----------
Financial Assets:
Cash and cash equivalents                  $    26,938   $    26,938   $    20,142   $    20,142
Securities available-for-sale                  357,223       357,223       326,626       326,626
Securities held-to-maturity                        998         1,015         3,555         3,622
Loans, net                                     403,584       406,878       491,059       502,668
Accrued interest receivable                      2,731         2,731         3,892         3,892
Bank owned life insurance                       11,362        11,362        10,875        10,875

Financial Liabilities:
Deposits with no stated maturity which
 consist of savings, money market, NOW
 and non-interest bearing deposits         $   285,616   $   285,616   $   318,052   $   318,052
Certificates of deposit                        197,825       203,178       229,253       239,971
Federal Home Loan Bank advances                243,867       254,791       258,901       272,984
Other borrowings                                20,426        20,461           529           529
Accrued interest payable                         1,380         1,380         1,318         1,318
Trust preferred debt                            22,681        23,339        22,000        22,033

                                           CONTRACTUAL    ESTIMATED    CONTRACTUAL    ESTIMATED
                                             AMOUNT      FAIR VALUE       AMOUNT     FAIR VALUE
                                           -----------   -----------   -----------   -----------
Off balance sheet assets:
Loan commitments                           $    17,585   $        16   $    25,687   $       134
Unsecured lines of credit                       33,033             -        29,541             -
Unsecured Commercial lines of credit            17,905             -        17,533             -
Letters of Credit                                  743             7             -             -
Interest Rate Swaps                             40,000          (512)            -             -

15.  DERIVATIVE FINANCIAL INSTRUMENTS

The Bank uses interest rate swaps to hedge the impact of changing interest rates on market values of certain fixed-rate FHLB borrowings. Under the terms of the swaps, the Bank receives fixed rate payments and pays variable-rate payments based on 3-month LIBOR. The fixed-rate interest swap payments received by the Bank equal the amounts payable to the FHLB, effectively converting the FHLB borrowings to a variable rate. Changes in the fair value of the swaps are highly effective in offsetting changes in the fair value of the FHLB borrowings, since the structure of the critical terms of the swaps match the FHLB borrowings.

The following table summarizes the Bank's derivative financial instruments as of September 30, 2004:

NOTIONAL       MARKET                    RECEIVE              PAY
AMOUNT         VALUE        MATURITY      FIXED            FLOATING
----------   ----------    ----------   ----------    ---------------------
     (IN THOUSANDS)
$    5,000   $      (32)    2/23/2011       5.1800%   3 month LIBOR + 1.74%
     5,000          (75)    2/23/2011       4.9900%   3 month LIBOR + 1.74%
    10,000         (137)    4/23/2014       5.4050%   3 month LIBOR + 1.73%
    20,000         (268)    5/21/2014       5.6000%   3 month LIBOR + 1.87%
----------   ----------
$   40,000   $     (512)
----------   ----------

Since the terms of the interest rate swap mirror those of the hedged items, the Bank has adopted the short cut method of accounting for these transactions. Therefore, no hedge ineffectiveness was recognized in earnings related to these fair value hedges.

16. CAPITAL AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital and tangible capital (as defined) to total assets (as defined). Management believes, as of September 30, 2004, that the Bank met all capital adequacy requirements to which it was subject. As of September 30, 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios at September 30, 2004 and 2003 are presented in the following table:

                                                                      AS OF SEPTEMBER 30, 2004
                                            ----------------------------------------------------------------------------
                                                                          ($ IN THOUSANDS)
                                                                                                 TO BE WELL CAPITALIZED
                                                                             FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                    ACTUAL                ADEQUACY PURPOSES         ACTION PROVISIONS
                                            -----------------------    -----------------------   -----------------------
                                              AMOUNT      RATIO(1)       AMOUNT      RATIO(1)      AMOUNT      RATIO(1)
                                            ----------    ---------    ----------    ---------   ----------    ---------
Risk-based Capital
 (Total Capital to risk-weighted assets)    $   65,827        15.07%   $   34,936        >8.00%  $   43,670       >10.00%
Tier I Capital
 (to risk-weighted assets)                      60,331        13.82%       17,468        >4.00%      26,202        >6.00%
Core Capital
 (Tier I Capital to adjusted total assets)      61,331         7.40%       33,136        >4.00%      41,420        >5.00%
Tangible Capital
 (Tangible capital to tangible assets)          61,331         7.40%       12,426        >1.50%         N/A          N/A

                                                                      AS OF SEPTEMBER 30, 2003
                                            ----------------------------------------------------------------------------
                                                                          ($ IN THOUSANDS)
                                                                                                 TO BE WELL CAPITALIZED
                                                                             FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                    ACTUAL                ADEQUACY PURPOSES         ACTION PROVISIONS
                                            -----------------------    -----------------------   -----------------------
                                              AMOUNT      RATIO(1)       AMOUNT      RATIO(1)      AMOUNT      RATIO(1)
                                            ----------    ---------    ----------    ---------   ----------    ---------
Risk-based Capital
 (Total Capital to risk-weighted assets)    $   59,411        10.52%   $   45,205        >8.00%  $   56,506       >10.00%
Tier I Capital
 (to risk-weighted assets)                      52,406         9.27%       22,602        >4.00%      33,904        >6.00%

Core Capital
 (Tier I Capital to adjusted total assets)      54,053         6.17%       35,045        >4.00%      43,806        >5.00%

Tangible Capital
 (Tangible capital to tangible assets)          54,053         6.17%       13,142        >1.50%         N/A          N/A

     (1) For the periods presented the components of tangible capital were the same as those of core capital. Tangible and core capital are computed as a percentage of adjusted total assets and tangible assets of $828 million and $876 million at September 30, 2004 and 2003, respectively. Risk-based capital and Tier I capital are computed as a percentage of risk-weighted assets of $437 million and $565 million at September 30, 2004 and 2003, respectively. Tier I capital is reduced by the amount of low-level recourse and residual interests to compute Tier I capital.

The Bank established a liquidation account at the time of its conversion from a Federally-chartered mutual savings and loan association to a Federally-chartered stock savings bank (the "Conversion"). This liquidation account was initially established in an amount equal to the equity of the Bank as of September 30, 1997, the date of its latest balance sheet date contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of the Bank, (and only in such an event), eligible depositors who continue to maintain accounts at the Bank shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account, which decreases if the balances of eligible deposits decrease at the annual determination dates, approximated $4.3 million at September 30, 2004.

The Company may not declare nor pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

In addition to the 16,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. As of September 30, 2004, there were no shares of preferred stock issued.

17. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLAN
The Company participates in a multi-employer defined benefit pension plan covering all employees who are age 21 and have one year of service with the Company. Because of the multi-employer nature of the plan, information regarding the Company's portion of present values of vested and nonvested benefits is not available. The Company amended the plan and froze the benefits for current participants as of October 1, 2003. As such, the Company has limited its future obligations to the plan. For the year ended September 30, 2004 and 2003, the Company accrued $181,000 and $107,000, for its obligations under this plan. The plan was fully funded and no contributions were required during the year ended September 30, 2002.

401(K) PLAN
The Bank maintains a Section 401(k) defined contribution plan which covers substantially all of its employees. The Company made contributions to this plan of approximately $187,000, $223,000, and $205,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN
The Bank maintains an Employee Stock Ownership Plan ("ESOP"). The Plan is designed to provide retirement benefits for eligible employees. Because the ESOP invests in the stock of the Company, it gives eligible employees an opportunity to acquire an ownership interest in the Company. Employees are eligible to participate in the Plan after reaching age 21 and completing six months of service. Benefits become 100% vested after four years, with a 25% vesting occurring each year.

The ESOP purchased 8.0% or 514,188 shares of the common stock issued in the Conversion. The ESOP borrowed 100% of the aggregate purchase price of the common stock, or $5.1 million, from the Company. The loan has a 10 year term, with an annual interest rate of prime (4.75% at September 30, 2004) and will be repaid principally from the Bank's contributions to the ESOP. The Company recognized $910,000, $710,000, and $758,000 in compensation and benefit expense related to the ESOP for the years ended September 30, 2004, 2003 and 2002, respectively, offset by dividends in the amount of $134,000, $232,000, and $214,000, respectively.

Shares purchased by the ESOP were pledged as collateral for the loan and are held in a suspense account until they are released annually in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares are allocated among the accounts of participants on the basis of the participant's compensation for the year of allocation.

At September 30, 2004, the ESOP held 430,200 shares of the Company's stock of which 224,524 shares were allocated to participant accounts. The unallocated ESOP shares are presented as a reduction of stockholders' equity in the consolidated financial statements. At September 30, 2004, the unallocated ESOP shares had a fair market value of $3.4 million.

STOCK AWARDS
The Company maintains a stock-based award plan (The 1998 Plan) for officers, directors and certain employees of the Company and its subsidiaries, under which 257,094 shares of common stock were available for grant. All awards granted vest over a five-year period from the date of grant and result in compensation expense during the vesting period. The Board of Directors of the Company has adopted the 2004 Stock Plan ("Plan"). The number of shares of restricted stock and stock options that may be awarded under the Plan to employees is 185,000 and the amount of shares of restricted stock and stock options that can be awarded to Directors under the Plan is 20,000. The maximum number of shares of restricted stock awards which can be granted is 100,000. The maximum annual grant of options or restricted shares under the Plan to any one individual shall not exceed one and a half percent (1.5%) of the total outstanding shares of common stock of company, in the aggregate, per calendar year.

The Company recognized $141,000, $714,000 and $496,000 in compensation and benefit expense related to the stock awards for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. A total of 133,748 shares, 54,780 shares, and 42,178 shares vested in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. At September 30, 2004, 9,470 shares of restricted stock remain unawarded in the 1998 Plan and 97,000 shares remain unawarded in the 2004 Plan.

OPTION PLANS
For a full description of the Company's option plans, see Footnote 12.

18. GOODWILL AND INTANGIBLE ASSETS

A summary of goodwill is as follows:

                                       AT SEPTEMBER 30, 2004 AND 2003
                                     -----------------------------------
                                       GROSS        NET
                                     CARRYING   ACCUMULATED     CARRYING
                                      AMOUNT    AMORTIZATION     AMOUNT
                                     --------   ------------    --------
                                               (in thousands)
Acquisition of:
  Abstractors                        $    248   $       (160)   $     88
  Security Savings Association of
   Hazleton                               571            (28)        543
Higgins Insurance Associates, Inc.      2,519            (95)      2,424
Schuylkill Savings and Loan
 Association                              200              -         200
                                     --------   ------------    --------
Total goodwill                       $  3,538   $       (283)   $  3,255
                                     ========   ============    ========

At September 30, 2004 and 2003, $75,000 of the Company's acquired intangible assets were considered to be indefinite lived and not subject to amortization. This intangible represents title plant related to the acquisition of Abstractors. The components for intangible assets were as follows:

                                              SEPTEMBER 30, 2004                        SEPTEMBER 30, 2003
                                      -----------------------------------       -----------------------------------
                                        GROSS                       NET           GROSS                       NET
                                      CARRYING   ACCUMULATED     CARRYING       CARRYING   ACCUMULATED     CARRYING
OTHER INTANGIBLE ASSETS                AMOUNT    AMORTIZATION     AMOUNT         AMOUNT    AMORTIZATION     AMOUNT
-----------------------------------   --------   ------------    --------       --------   ------------    --------
                                                (in thousands)                            (in thousands)
Omega core deposit intangible         $      -   $          -    $      -       $  1,537   $       (950)   $    587
Security Savings Association of
  Hazleton core deposit intangible       9,086         (2,684)      6,402          9,086         (2,094)      6,992
Schuylkill Savings and Loan
Association core deposit intangible        255            (74)        181            255            (50)        205
Other intangibles                          942           (471)        471            966           (269)        697
                                      --------   ------------    --------       --------   ------------    --------
Total amortizing intangibles            10,283         (3,229)      7,054         11,844         (3,363)      8,481
Nonamortizing intangible assets
  Other intangible assets                   75              -          75             75              -          75
                                      --------   ------------    --------       --------   ------------    --------
Total other intangible assets         $ 10,358   $     (3,229)   $  7,129       $ 11,919   $     (3,363)   $  8,556
                                      ========   ============    ========       ========   ============    ========

Amortization expense of other amortizing intangible assets and impairment losses on goodwill for the year ended September 30, 2004, 2003 and 2002 are as follows:

                                  2004         2003         2002
                               ----------   ----------   ----------
                                          (IN THOUSANDS)
Core deposit intangibles       $      670   $      888   $      954
Other amortizing intangibles          177          134           54
Impairment loss on goodwill            25           39            -
                               ----------   ----------   ----------
Total amortizing intangibles   $      872   $    1,061   $    1,008
                               ==========   ==========   ==========

The estimated amortization expense of amortizing intangible assets for each of the five succeeding fiscal years is as follows:

                                           CORE           OTHER          TOTAL
                                          DEPOSIT       AMORTIZING     AMORTIZING
                                        INTANGIBLES     INTANGIBLES   INTANGIBLES
                                        ------------   ------------   ------------
                                                      (IN THOUSANDS)
Estimated Annual Amortization Expense
For the year ended September 30, 2005   $        727   $        145   $        872
For the year ended September 30, 2006            704            134            838
For the year ended September 30, 2007            663            112            775
For the year ended September 30, 2008            619              -            619
For the year ended September 30, 2009            570              -            570

There were no intangible assets acquired in the year ended September 30, 2004.

19.  IMPAIRMENT LOSS ON EQUITY INVESTMENT

The Company had a $2.0 million equity investment in the convertible preferred stock of a private entity, which makes loans to and provides services to residential construction builders in the Eastern United States. The Company had previously been accounting for such investment on a cost method. During June 2003, the Company recognized an impairment loss of the entire remaining $1.5 million investment in this entity since efforts by it to raise additional equity capital have proven unsuccessful. While this entity and its lending programs continue to operate, the Bank is no longer a lender in such programs. Additionally, no tax benefit has been recognized for the current impairment loss since such loss is a capital loss and is deductible only against other capital gains.

20.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have an impact on the Company's financial position or results of operations.

On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 was adopted on October 1, 2001. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon early adoption of this statement, as of October 1, 2001, the carrying amount of the previously recognized unidentifiable intangible asset related to the Schuylkill Savings branch acquisitions that was reclassified to goodwill was $200,000, while the related 2002 amortization expense that was reversed was $81,000, pre-tax. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $7.9 million in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends FASB Statement No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces, "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation." As permitted, the Company continues to account for stock options with the methodology prescribed by Accounting Principles Board No. 25. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No.
133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously these financial instruments would have been classified entirely as equity, or between the liabilities section and equity section of the statement of financial condition. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this Statement are effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As a result of the adoption of FIN 46, the Company deconsolidated its Capital Trusts in the second fiscal quarter of 2004. The result was an increase in the junior debt of $681,000.

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This statement provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for the other-than-temporary impairment evaluations made in the reporting periods beginning after June 15, 2004. The FASB staff has issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. In September 2004, based on comment letters received by constituents, the Board decided to further consider whether application guidance is necessary for all securities analyzed for impairment under paragraph 10-20 of Issue 03-1. The delay did not include the disclosure provisions which will remain in effect until the full reconsideration of Issue 03-01 guidance is completed. The Company will delay the effective application until the implementation guidance is finalized.

21. RELATED PARTY TRANSACTIONS

In the ordinary course of business, executive officers and directors of the Company may have consumer and commercial loans issued by the Bank. Pursuant to the Company's policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectibility.

The Company's Chairman of the Board of Directors is also a partner in a law firm that provides general legal counsel to the Company. The Company paid professional fees to this law firm during the years ended September 30, 2004, 2003 and 2002 of $117,000, $124,000 and $74,000, respectively.

In prior years, the Company paid rent for its Pottsville insurance office to a partnership in which a director of the Company has a one-third ownership interest. Such rents totaled $14,000 and $21,000 for the years ended September 30, 2003 and 2002, respectively. The building was sold in May 2003 and therefore no rents were paid to the director in the year ending September 30, 2004.

22. ACQUISITIONS

During 2002, the Company purchased three banking offices from Schuylkill Savings and Loan Association and Higgins acquired the DeAndrea Agency which specializes in personal and commercial insurance. These acquisitions resulted in the Company recognizing an amortizable core deposit intangible of $255,000 and amortizable other intangible assets of $435,000.

23. DISPOSITIONS

In January 2004, the Bank sold $650,000 of real estate and transferred $10.3 million of deposits at its Danville, Pennsylvania branch to the First National Bank of Berwick, Pennsylvania. This sale resulted in a pre-tax gain of $798,000.

24.  SUBSEQUENT EVENTS

On December 8, 2004, KNBT Bancorp, Inc. ("KNBT"), the parent company of Keystone Nazareth Bank & Trust Company, and Northeast Pennsylvania Financial Corp. ("Northeast Pennsylvania"), the parent company of First Federal Bank, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Northeast Pennsylvania will merge with and into KNBT. Concurrently with the merger, it is expected that First Federal Bank will merge with Keystone Nazareth Bank & Trust Company.

Under the terms of the Agreement, the Company's stockholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of Northeast Pennsylvania common stock, subject to an overall requirement that 50% of the total outstanding Company Common Stock be exchanged for KNBT Common Stock and 50% for cash. To the extent they receive shares of KNBT, the transaction is expected to be tax-free to Northeast Pennsylvania stockholders.

The number of shares of KNBT common stock into which each Northeast Pennsylvania share will be exchanged will be based on the price of KNBT common stock over a measurement period prior to closing.

In addition, each director of Northeast Pennsylvania entered into a Shareholder Agreement with KNBT, pursuant to which each such person agreed, among other things, to vote his or her shares of NEPF common stock in favor of the Merger Agreement at a meeting of stockholders of NEPF to be called to consider and approve the Merger Agreement. The merger also requires appropriate regulatory approvals. Additionally, the Agreement contains certain operating restrictions on the Company from the date of the Merger Agreement until the closing.

25.  PARENT COMPANY FINANCIAL INFORMATION

CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                        SEPTEMBER 30,
                                                  -----------------------
                                                       (IN THOUSANDS)
                                                     2004         2003
                                                  ----------   ----------
Assets:
  Cash                                            $    3,901   $    4,826
  Investment in subsidiaries                          70,689       65,621
  Securities available for sale                           62        6,567
  Accrued interest receivable                              -          140
  Due from affiliates                                    601         (162)
  Other assets                                         6,374        3,811
                                                  ----------   ----------
  Total Assets                                    $   81,627   $   80,803
                                                  ==========   ==========

Liabilities and stockholders' equity:
  Trust preferred debt                            $   22,681   $   22,000
  Other liabilities                                      488          446
                                                  ----------   ----------
  Total Liabilities                                   23,169       22,446
                                                  ----------   ----------
  Total stockholders' equity                          58,458       58,357
                                                  ----------   ----------
  Total Liabilities and Stockholders' Equity      $   81,627   $   80,803
                                                  ==========   ==========

CONDENSED STATEMENT OF OPERATIONS

                                               FOR THE YEARS ENDED SEPTEMBER 30,
                                            ---------------------------------------
                                                      (IN THOUSANDS)
                                                                        AS RESTATED
                                               2004          2003          2002
                                            ----------    ----------    -----------
Income:
  Interest income                           $      257    $      369    $       445
  Impairment loss on equity investment               -        (1,488)             -
  Other income (expense)                           256           (12)           (37)
  Equity in undistributed income (loss)
   of subsidiaries                               6,036        (1,106)         3,494
                                            ----------    ----------    -----------
Total income                                     6,549        (2,237)         3,902
                                            ----------    ----------    -----------
Expenses:
  Interest expense                               1,073         1,060            244
  Other operating expenses                         878           922            749
                                            ----------    ----------    -----------
Total expense                                    1,951         1,982            993
                                            ----------    ----------    -----------
Income (loss) before income taxes                4,598        (4,219)         2,909
Income tax expense (benefit)                      (489)         (149)           213
                                            ----------    ----------    -----------
Net income (loss)                           $    5,087    $   (4,070)   $     2,696
                                            ==========    ==========    ===========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                                     ---------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                                 AS RESTATED
                                                                        2004          2003          2002
                                                                     ----------    ----------    -----------
OPERATING ACTIVITIES:
Net Income                                                           $    5,087    $   (4,070)   $     2,696
Adjustments to reconcile net income (loss) to net cash provided by
 Operating activities:
  Equity in undistributed income (loss) of subsidiaries                  (6,035)       (2,548)         3,494
  Deferred income tax (benefit) provision                                  (728)          347          2,061
  Reduction in unallocated ESOP shares                                      910           710            758
  Stock award expense                                                       141           714            496
  Stock compensation trust                                                    7             -              -
  Amortization for intangibles                                              134        (1,810)             -
  Amortization and accretion on:
    Available-for-sale securities                                             9            55             38
  (Gain) loss on sale of:
    Available-for-sale securities                                          (343)         (146)            37
    Impairment loss on equity investment                                      -         1,488              -
  Changes in assets and liabilities:
    (Increase) decrease in other assets                                  (2,482)        1,584           (980)
    Increase (decrease) in other liabilities                                109          (705)           790
                                                                     ----------    ----------    -----------
  Net cash provided by operating activities                          $   (3,191)   $   (4,381)   $     9,390
                                                                     ----------    ----------    -----------

INVESTING ACTIVITIES:
Increase in investment in subsidiaries                                        -    $   (3,314)   $    (3,709)
Proceeds from sale of:
  Available-for-sale securities                                           4,548           367          4,880
Proceeds from repayments of available-for-sale securities                 2,000             -          1,000
Purchase of Security Savings                                                  -             -              -
Purchase of available-for-sale securities                                     -        (2,000)        (3,243)
                                                                     ----------    ----------    -----------
Net cash used in investing activities                                $    6,548    $   (4,947)   $    (1,072)
                                                                     ----------    ----------    -----------
FINANCING ACTIVITIES:
Borrowings of note payable                                           $        -    $        -    $     1,000
Repayment of note payable                                                     -        (1,000)             -
Repayment of long-term debt                                                   -             -              -
Proceeds issuance trust-preferred securities                                  -        15,000          7,000
Stock options exercised                                                     405           548            424
Stock compensation tax benefit (expense)                                     33            26            110
Purchase of treasury stock                                               (3,546)          701        (14,421)
Issuance of treasury stock                                                   67           100             96
Cash dividend on common stock                                            (1,241)       (1,973)        (1,962)
                                                                     ----------    ----------    -----------
  Net cash provided by (used in) financing activities                $   (4,282)   $   13,402    $    (7,753)
                                                                     ----------    ----------    -----------
Increase (decrease) in cash and cash equivalents                           (925)        4,074            565

Cash and cash equivalents, beginning of year                              4,826           752            187
                                                                     ----------    ----------    -----------
Cash and cash equivalents, end of year                               $    3,901    $    4,826    $       752
                                                                     ==========    ==========    ===========

Quarterly Financial Data (unaudited) (in thousands, except per share amounts)

                              FIRST        SECOND       THIRD         FOURTH
          2004               QUARTER      QUARTER      QUARTER       QUARTER
-------------------------   ----------   ----------   ----------    ----------
Net Interest Income         $    5,259   $    5,476   $    5,293    $    5,078
Provision for Loan Losses          677          485          232            50
Non-Interest Income              2,685        3,910        2,528         2,212
Non-Interest Expense             5,998        5,986        5,824         5,803
                            ----------   ----------   ----------    ----------
Net Income                  $    1,039   $    2,090   $    1,027    $      931
                            ==========   ==========   ==========    ==========
Earnings Per Share
  Basic                     $     0.27   $     0.53   $     0.26    $     0.25
  Diluted                   $     0.25   $     0.51   $     0.25    $     0.24

        2003 (1)
-------------------------
Net Interest Income         $    5,282   $    5,059   $    4,962    $    4,873
Provision for Loan Losses          370          610          850         5,022
Non-Interest Income              2,618        3,728        1,715         1,915
Non-Interest Expense             6,624        6,747        6,952         8,876
                            ----------   ----------   ----------    ----------
Net Income                  $      669   $      920   $   (1,193)   $   (4,466)
                            ==========   ==========   ==========    ==========
Earnings Per Share
  Basic                     $     0.18   $     0.24   $    (0.32)   $    (1.19)
  Diluted                   $     0.17   $     0.23   $    (0.32)   $    (1.19)

(1) Certain amounts have been restated to reflect the correction of accounting errors as more fully described in Note 2 to the Consolidated Financial Statements.

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

ITEM 9B. OTHER INFORMATION

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        Information regarding each of the directors is contained below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age listed in each nominee's biography is as of September 30, 2004. There are no family relationships among the directors or executive officers. The indicated period for service as a director includes service as a director of the Bank.

        Barbara M. Ecker. Ms. Ecker was a certified public accountant with the Greater Hazleton Health Alliance from 1993 until her retirement in April 2003. Ms. Ecker also holds an MBA in Finance and has taught banking and finance at local universities. Age 63. Director since 1987.

        R. Peter Haentjens, Jr. Mr. Haentjens is President of Weir Hazleton, Inc., a manufacturing company located in Hazleton, Pennsylvania. Age 59. Director since 1981.

        George J. Hayden. Mr. Hayden is President of George J. Hayden, Inc., an electrical contracting firm, and President of several fast food restaurants. Age
67. Mr. Hayden has been a director of the Bank since 2000.

        Thomas L. Kennedy. Mr. Kennedy has been a practicing attorney for over 30 years. He is the President of the law firm of Kennedy & Lucadamo, P.C. Mr. Kennedy serves as Chairman of the Board and General Counsel of the Company and the Bank. Age 60. Director since 1985.

        The Honorable John P. Lavelle. Judge Lavelle served as the President Judge for the Court of Common Pleas of Carbon County, Pennsylvania from 1978 until his retirement in February 2001. Age 73. Director since 1972.

        Michael J. Leib. Mr. Leib is the President of Weatherly Casting & Machine Company, located in Weatherly, Pennsylvania. Mr. Leib served as the President of WCM, International Inc., a foreign sales corporation for exported cast products located in Weatherly, Pennsylvania from February 1992 until August 2002. Age 56. Director since 1989.

        Thomas M. Petro. Mr. Petro served as Executive Vice President of the Company and the Bank from June 2003 before being named President and Chief Executive Officer of the Company and the Bank on September 13, 2003. Prior to joining the Company, Mr. Petro was a principal with S.R. Snodgrass, LLC, a public accounting and consulting firm, located in Wexford, Pennsylvania, from June 2002 to May 2003. Mr. Petro also served as Executive Vice President of The Bryn Mawr Trust Company and President of the Bryn Mawr Brokerage Company, both of which are located in Bryn Mawr, Pennsylvania, from 1990 to 2001. Age 46. Director since 2003.

        Joseph P. Schlitzer. Mr. Schlitzer has been President of Higgins since 1976. He has also served as Treasurer of Pinebrook-Higgins Realty since 2001. Mr Schlitzer was also President of CBHA, Inc., a real estate company, from 1976 to 2001. Mr. Schlitzer also served on the Board of Directors of Heritage Bancorp, Inc. and its successor Main Street Bancorp, Inc. from 1995 to 2000. Mr. Schlitzer was appointed as a director of the Company on November 28, 2000 in connection with the Company's acquisition of Higgins. Age 52.

        William J. Spear. Mr. Spear is the President of Hazle Drugs, Inc., a retail pharmacy located in Hazleton, Pennsylvania. Age 68. Director since 1981.

EXECUTIVE OFFICERS

        The information relating to the officers of the Company is incorporated herein by reference to the section captioned "Executive Officers" in Part 1 of this Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

        Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended September 30, 2004, with the exception of one late report by Mr. Schlitzer with regard to shares issued to him in connection with the acquisition of Higgins.

CODE OF CONDUCT

        The Company has adopted a Code of Conduct that is designed to promote the highest standards of ethical conduct by the Company's directors, executive officers and employees. The Code of Conduct requires that the Company's directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest. Under the terms of the Code of Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. In addition, the Company has adopted a Code of Ethics for Financial Professionals.

        As a mechanism to encourage compliance with the Code of Conduct and Code of Ethics for Financial Professionals, the Company has established procedures to receive, retain and address complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Conduct.

        A copy of the Code of Conduct and Code of Ethics for Financial Professionals is available, without charge, upon written request to Jerry D. Holbrook, Corporate Secretary, Northeast Pennsylvania Financial Corp., 12 E. Broad Street, Hazleton, Pennsylvania 18201.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following information is furnished for the chief executive officer and the other executive officers of the Company and its subsidiaries who received salary, commissions and bonus of $100,000 or more during the fiscal year ended September 30, 2004. The table does not include certain additional benefits, the aggregate amount of which do not exceed 10% of salary and bonus for the named executive officers.

                                                                        LONG-TERM COMPENSATION
                                            ANNUAL COMPENSATION                  AWARDS
                                          -----------------------     ---------------------------
                                                                                      SECURITIES
                                                                       RESTRICTED     UNDERLYING      ALL OTHER
                                                                      STOCK AWARDS   OPTIONS/SARS   COMPENSATION
  NAME AND PRINCIPAL POSITIONS     YEAR   SALARY($)(1)    BONUS($)       ($)(2)           (#)           (3)
--------------------------------   ----   ------------   ----------   ------------   ------------   ------------
Thomas M. Petro                    2004   $    214,222   $  125,000   $    234,910         32,000   $     19,484
  President and Chief Executive    2003         49,808           --         45,150         30,000              -
  Officer (4)
Thomas L. Kennedy (5)              2004   $    242,488   $       --   $     35,720          5,000   $     74,110
  Chairman of the Board            2003        154,143           --             --          3,000         64,750
                                   2002        162,168           --             --          2,650         37,089
Joseph P. Schlitzer (6)            2004   $    385,221   $       --   $         --             --   $     34,516
  President of Higgins             2003        297,301           --             --             --         27,360
                                   2002        313,900           --             --             --         26,303
Jerry D. Holbrook (7)              2004   $    188,558   $  105,000   $     53,580         11,000   $     19,137
  Chief Financial Officer          2003             --           --             --         40,000              -
Leo R. Loftus                      2004   $    101,276   $   25,000   $     17,860          4,000   $     16,384
  Senior Vice President,           2003         92,025           --             --             --         12,250
  Chief Lending Officer            2002         87,668           --             --             --         12,651

----------
(1) Includes directors' fees for Messrs. Petro, Kennedy and Schlitzer.

(2) Reflects 13,000, 2,000, 0, 3,000 and 1,000 shares of restricted stock granted to Messrs. Petro, Kennedy, Schlitzer, Holbrook and Loftus, respectively. The dollar amount set forth in the table represents the market value of the shares on the date of grant. The restricted stock awards vest in three equal annual installments commencing on the first anniversary of the date of grant. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon. The number and value of all unvested shares of restricted stock held by each named executive officer as of September 30, 2004 is as follows:

                                       NUMBER OF           VALUE OF
                                    UNVESTED SHARES     UNVESTED SHARES
                                    ---------------     ---------------
              Mr. Petro                 13,000            $  214,630
              Mr. Kennedy                2,000                33,020
              Mr. Schlitzer                 --                    --
              Mr. Holbrook               3,000                 9,530
              Mr. Loftus                 1,000                16,510

(3) Details of the amounts reported in the All Other Compensation column for 2004 is provided in the table below.

                                                       MR.          MR.          MR.         MR.           MR.
                  ITEM                                PETRO       KENNEDY    SCHLITZER     HOLBROOK      LOFTUS
------------------------------------------------   ----------   ----------   ----------   ----------   ----------
Employer contribution to 401(k) plan               $    4,208   $    4,353   $    6,298   $    3,842   $    3,023
Market value of allocations under the employee
 stock ownership plan                                       -       30,292       27,693            -       13,025
Imputed income under split-dollar life insurance
 policies                                                 276        1,627          215          295          336
Relocation payments                                    15,000            -            -       15,000            -
Interest credited on deferred salary                        -       33,426          310            -            -
Other fringe benefits                                       -        4,412            -            -            -
                                                   ----------   ----------   ----------   ----------   ----------
  Total                                            $   19,484   $   74,110   $   34,516   $   19,137   $   16,384
                                                   ==========   ==========   ==========   ==========   ==========

(4) Mr. Petro became affiliated with the Company when he was named Executive Vice President and Chief Operating Officer on June 16, 2003. He was appointed President and Chief Executive Officer on September 13, 2003.
(5) Includes $85,720 in deferred compensation payments to Mr. Kennedy during 2004.
(6) Includes $270,864, $235,426 and $263,900 in sales commissions for fiscal 2004, 2003 and 2002, respectively. Also includes $49,857 in deferred compensation payments during fiscal 2004.
(7) Mr. Holbrook joined the Company on September 15, 2003.

EMPLOYMENT AGREEMENTS

        The Company and the Bank maintain an employment agreement with each of Mr. Petro and Mr. Kennedy and Higgins maintains an employment agreement with Mr. Schlitzer. The employment agreements are intended to ensure that the Company, the Bank and Higgins will be able to maintain a stable and competent management base. The continued success of the Company, the Bank and Higgins depends to a significant degree on the skills and competence of Messrs. Petro, Kennedy and Schlitzer.

        The Company and Bank employment agreements provide for twelve month terms for each executive, while the Higgins employment agreement provides for a four-year term. The terms of the employment agreements are renewable annually. The Company and Bank employment agreements provide for a base salary of $214,500 for Mr. Petro and $156,768 for Mr. Kennedy. In addition to the base salary, the Company and Bank employment agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to similarly-situated executive personnel. The Higgins employment agreement provides that Mr. Schlitzer will receive $50,000 in base salary plus sales commissions and other fringe benefits applicable to similarly-situated executive personnel.

        The employment agreements provide for termination for cause, as defined in the employment agreements, at any time. If the executive's employment is terminated for reasons other than for cause, or if the executive resigns after specified circumstances that would constitute constructive termination, the executive, or if the executive dies, his or her beneficiary, would be entitled to receive a severance payment. Under Mr. Petro's employment agreement, the payment would be equal to six months of base salary if the termination occurs during the first year of the agreement, one year of base salary if such termination occurs during the second year of the agreement and two years of base salary thereafter. Under Mr. Kennedy's agreement, the payment would be equal to two years of base salary. Mr. Schlitzer will receive an amount equal to the remaining payments due to him and the contributions that would have been made on his behalf to any employee benefit plans during the remaining term of the employment agreement. The Company and Bank employment agreements restrict each executive's right to compete against the Bank or the Company for one year from the date of termination of the agreement (six months in the case of Mr. Petro if he is terminated within the first year of the employment agreement) if his employment is terminated without cause, except if termination follows a change in control. The Higgins employment agreement restricts Mr. Schlitzer's right to compete with Higgins for two years from the expiration of the agreement.

        Under the Company and the Bank and Higgins employment agreements, if involuntary or, under certain circumstances, voluntary termination follows a change in control, the executive, or if the executive dies, his or her beneficiary, would be entitled to a severance payment equal to the greater of:
(1) the payments due for the remaining term of the agreement; or (2) three times the average of the three (five in the case of Higgins) preceding taxable years' annual compensation. The executive's life, health, and disability coverage would also continue for sixty and thirty-six months under the Company and the Bank and Higgins employment agreements, respectively.

        All reasonable costs and legal fees paid or incurred by the executive pursuant to any dispute or question of interpretation relating to the Company and Bank employment agreements will be paid by the Company or the Bank, respectively, if the executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Company and Bank employment agreements also provide that the Company and the Bank shall indemnify the executive to the fullest extent allowable under Delaware and federal law, as applicable.

        The Bank maintains an employment agreement with Mr. Holbrook. The agreement provides for a twelve month term, renewable annually. The employment agreement also provides for a base salary of $185,000 per year, as well as participation in stock benefit plans and other fringe benefits applicable to senior executives of the Bank.

        The Bank may terminate Mr. Holbrook's employment for cause at any time. If Mr. Holbrook's employment is terminated for reasons other than cause, or if he resigns after special circumstances that would constitute constructive termination (as defined in the agreement), he would be entitled to a severance payment of six months of base salary during the first year of the employment agreement and one year of base salary thereafter. Mr. Holbrook will also receive continued life and disability coverage for the remaining term of his agreement.

        If involuntary or, under certain circumstances, involuntary termination follows a change in control, Mr. Holbrook would receive the greater of payments due to him for the remaining term of the agreement or three (3) times his base salary (including incentive compensation) on the date of termination. However, the agreement limits payable upon a change in control to one dollar less than the maximum amount deductible by the Bank in accordance with Section 280G of the Internal Revenue Code.

        The employment agreement restricts Mr. Holbrook's right to compete with the Bank for six months during the first year of the agreement or one year thereafter, unless termination follows a change in control. The agreement also provides for indemnification of the executive to the maximum extent permissible under applicable law.

CHANGE IN CONTROL AGREEMENT

        First Federal maintains a change in control agreement with Leo R. Loftus, a Senior Vice President of First Federal. The change in control agreement will continue indefinitely until discontinued by the Board of Directors. If, following a change in control of the Company or First Federal, Mr. Loftus' employment is terminated for reasons other than for cause, or if Mr. Loftus voluntarily resigns upon the occurrence of circumstances specified in this agreement, Mr. Loftus will receive a severance payment under his agreement equal to one time his average annual compensation for the three most recent taxable years. First Federal will also continue Mr. Loftus' health and welfare benefit coverage for 24 months following his termination of employment.

RETIREMENT PLAN

        The Bank participates in the Financial Institutions Retirement Fund (the "Retirement Plan") to provide retirement benefits for eligible employees. However, the accrual of benefits under the Retirement Plan was frozen as of October 1, 2003. Employees are generally eligible to participate in the Retirement Plan if they are 21 years old and have completed 12 consecutive months of employment with the Bank. Hourly paid employees are excluded from participating in the Retirement Plan. Benefits payable to a participant under the Retirement Plan are based on the participant's years of service and salary. The formula for normal retirement benefits payable annually under the Retirement Plan is 1% multiplied by years of benefit service multiplied by the participant's career average salary paid by the Bank. A participant may elect early retirement as early as age 45. However, such participant's normal retirement benefits will be reduced by an early retirement factor based on the participant's age at early retirement. Participants generally become 100% vested in the accrued benefits under the Retirement Plan following the completion of five years of service with the Bank, or when they turn 65, die or terminate employment due to a disability.

        The following table sets forth the estimated annual benefits payable upon retirement at age 65 for the period ended September 30, 2004.

                                     YEARS OF BENEFIT SERVICE
CAREER AVERAGE    --------------------------------------------------------------
 COMPENSATION         15           20           25           30           35
---------------   ----------   ----------   ----------   ----------   ----------
$   75,000        $   11,300   $   15,000   $   18,800   $   22,500   $   26,300
   100,000            15,000       20,000       25,000       30,000       35,000
   125,000            18,800       25,000       31,300       37,500       43,800
   150,000            22,500       30,000       37,500       45,000       52,500
   175,000            26,300       35,000       43,800       52,500       61,300
   200,000            30,000       40,000       50,000       60,000       70,000
   250,000            37,500       50,000       62,500       75,000       87,500
   300,000            45,000       60,000       75,000       90,000      105,000
   350,000            52,500       70,000       87,500      105,000      122,500

        The benefits listed in the foregoing table for the Retirement Plan are not subject to a deduction for Social Security benefits or any other offset amount. As of September 30, 2004, Mr. Kennedy had 4 years, 10 months of credited service and Mr. Loftus had 4 years, 3 months of credited service. Messrs. Petro, Schlitzer and Holbrook do not participate in the Retirement Plan.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        The Bank maintains a non-qualified supplemental executive retirement plan (the "SERP") to provide certain officers of the Bank and its affiliates, including the Company, with additional retirement benefits. The SERP is intended to make up benefits lost under the ESOP when a participant retires prior to the complete repayment of the ESOP loan. When a participant retires, the benefits under the SERP are determined by: (1) projecting the number of shares that would have been allocated to the participant under the ESOP if they had been employed throughout the period of the ESOP loan (measured from the participant's first date of ESOP participation) and reducing such number by the number of shares actually allocated to the participant's account under the ESOP; and (2) multiplying such number of shares by the average fair market value of the Company common stock over the preceding five years. Benefits under the SERP vest in five equal annual installments commencing as of the date of a participant's participation in the SERP. The vested portion of the SERP participant's benefits are payable to the participant upon retirement (as defined in the ESOP) or to the participant's beneficiary if the participant dies. As of September 30, 2004, only Mr. Kennedy participated in the SERP.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table lists all options granted to the executive officers named in the Summary Compensation Table (the "Named Executive Officers") during fiscal 2004 and contains certain information about the potential value of those options based upon certain assumptions as to the appreciation of the Company's common stock over the life of the option.

                                                                                                     POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                          % OF TOTAL                                                    ANNUAL RATE OF
                         NUMBER OF          OPTIONS                                                       STOCK PRICE
                        SECURITIES         GRANTED TO                                                   APPRECIATION FOR
                        UNDERLYING         EMPLOYEES        EXERCISE OR                                   OPTIONS (2)
                      OPTIONS GRANTED         IN            BASE PRICE          EXPIRATION       ------------------------------
Name                      (#) (1)         FISCAL YEAR        PER SHARE            DATE                5%              10%
-------------------   ---------------   ---------------   ---------------    ----------------    ------------   ---------------
Thomas M. Petro                10,000        10.53%       $         18.75    November 5, 2013    $    117,900   $       298,800
                               22,000        23.16                  17.86       March 2, 2014         247,105           626,120
Thomas L. Kennedy               5,000         5.26                  17.86       March 2, 2014          56,150           142,300
Joseph P. Schlitzer                --           --                     --                  --              --                --
Jerry D. Holbrook              10,000        10.53                  18.75    November 5, 2013         117,900           298,800
                               11,000        11.58                  17.86       March 2, 2014         123,553           313,060
Leo R. Loftus                   4,000         4.21                  17.86       March 2, 2014          44,920           113,840

(1) The options granted will vest in three equal annual installments beginning on the first anniversary of the date of grant. The options granted will be immediately exercisable if the optionee terminates employment following a change in control of the Company, or due to death or disability.
(2) The dollar gains under these columns result from calculations required by the Securities and Exchange Commission's rules and are not intended to forecast future price appreciation of the Company's common stock. It is important to note that options have value only if the price of the Company's common stock increases above the exercise price shown in the table during the effective option period. To realize the potential values set forth in the 5% and 10% columns in the table, the price per share of the Company's common stock would have to be approximately $30.54 and $48.63, respectively, as of the expiration date of the options granted in November 2003, and $29.09 and $46.32, respectively, as of the expiration date of the options granted in March 2004.

FISCAL YEAR-END OPTION VALUE

        The named executive officers exercised no stock options during the fiscal year ended September 30, 2004. The following table provides certain information with respect to the number and value of shares of common stock represented by outstanding options held by the named executive officers as of September 30, 2004.

                          NUMBER OF SECURITIES
                         UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                           OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS
                             YEAR-END(#)(1)            AT FISCAL YEAR-END($)
                      ---------------------------   ---------------------------
NAME                  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------   -----------   -------------   -----------   -------------
Thomas M. Petro            10,001          51,999   $        --   $          --
Thomas L. Kennedy         156,266           6,500       728,422           9,210
Joseph P. Schlitzer        39,360              --       167,374              --
Jerry D. Holbrook          10,000          41,000            --              --
Leo R. Loftus               2,000           4,000        10,270              --

(1) Value of unexercised in-the-money stock options equals the market value of the shares covered by in-the-money options on September 30, 2004, less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

DIRECTORS' COMPENSATION

        DIRECTORS' FEES. Under the 2004 stock plan each non-employee director was to receive stock options to purchase at least 500 shares of common stock and at least 500 shares of restricted stock in lieu of an annual retainer. However, due to execution of the merger agreement with KNBT, these payments will not be made in fiscal 2005.

        OPTION GRANTS. On February 20, 2004, each non-employee director received stock options to acquire 500 shares of common stock at an exercise price of $17.781, the fair market value of the common stock on the date of grant. Additionally, on that date, each non-employee director received 500 shares of restricted stock. The options become exercisable and the shares of restricted stock vest on February 20, 2005.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

        The following table provides information as of December 20, 2004 with respect to persons believed by us to be the beneficial owners of more than 5% of our outstanding common stock based upon reports of beneficial ownership filed with the Securities and Exchange Commission. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

                                              NUMBER OF SHARES      PERCENT OF COMMON
NAME AND ADDRESS                                   OWNED            STOCK OUTSTANDING
-------------------------------------------   ----------------      -----------------
First Federal Bank Employee Stock Ownership       448,470(1)               11.28%
 Plan and Trust
12 E. Broad Street
Hazleton, Pennsylvania 18201

First Federal Charitable Foundation               208,300(2)                5.24
12 E. Broad Street
Hazleton, Pennsylvania 18201

Jeffrey L. Gendell                                323,124(3)                8.13
Tontine Financial Partners, L.P.
Tontine Management, L.L.C
55 Railroad Avenue, 3rd Floor
Greenwich, Connecticut 06830

Thomas L. Kennedy                                 274,642(4)                6.64
Chairman of the Board and General Counsel
Northeast Pennsylvania Financial Corp.
12 E. Broad Street
Hazleton, Pennsylvania 18201

Joseph P. Schlitzer                               216,757(4)                5.40
President
Higgins Insurance Associates, Inc.
115 South Centre Street
Pottsville, Pennsylvania 17901

(1) Includes 205,676 shares that have not been allocated to participants' accounts. Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants' accounts in the manner directed by participants. The ESOP trustee, subject to its fiduciary responsibilities, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received voting instructions from participant
(2) The foundation's gift instrument requires that all shares of common stock held by the foundation be voted in the same ratio as all other shares of our common stock on all matters considered by stockholders.
(3) Based on information in a Schedule 13D filed with the Securities and Exchange Commission on November 17, 2003.
(4) See table on the following page for additional information regarding Messrs. Kennedy's and Schlitzer's beneficial ownership of common stock.

        The following table provides information about the shares of our common stock that may be considered to be beneficially owned by each director or nominee for director of the Company, by the executive officers named in the Summary Compensation Table and by all directors and executive officers of the Company as a group as of December 20, 2004. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

                                                                     NUMBER OF
                                                                    SHARES THAT
                                             NUMBER OF                 MAY BE
                                              SHARES               ACQUIRED WITHIN
                                              OWNED                  60 DAYS BY        PERCENT OF
                                       (EXCLUDING OPTIONS)(1)        EXERCISING       COMMON STOCK
              NAME                              (2)                   OPTIONS        OUTSTANDING(3)
------------------------------------   ----------------------      ---------------   --------------
DIRECTORS

Barbara M. Ecker                                       40,065(4)            22,500             1.56%
R. Peter Haentjens, Jr.                                30,535               22,500             1.33
George J. Hayden                                       27,617                  500                *
John P. Lavelle                                        27,501               22,650             1.25
Michael J. Leib                                        41,525(5)            22,500             1.60
William J. Spear                                       30,575(6)            22,500             1.33

NAMED EXECUTIVE OFFICERS

Jerry D. Holbrook                                       4,050               13,334                *
Thomas L. Kennedy                                     116,876(7)           157,766             6.64
Thomas M. Petro                                        18,000               13,334                *
Joseph P. Schlitzer                                   177,397               39,360             5.40
Leo R. Loftus                                           5,705(8)             2,000                *
All Executive Officers and                            521,147              339,611            19.95
 Directors as a Group (13 persons)

----------
*   Less than 1% of shares outstanding
(1) Includes shares held under the ESOP, with respect to which the beneficial owner has voting but not investment power as follows: Mr. Kennedy--9,168 shares; Mr. Schlitzer--2,486 shares; and Mr. Loftus--2,957 shares.
(2) Includes unvested shares of restricted stock held in trust, with respect to which the beneficial owner has voting but not investment power as follows:
    Ms. Ecker and Messrs. Haentjens, Hayden, Lavelle, Leib and Spear--500 shares; Mr. Holbrook--3,000 shares; Mr. Kennedy--2,000 shares; Mr. Petro--10,666 shares; and Mr. Loftus--1,000 shares.
(3) Based on 3,975,799 common stock outstanding and entitled to vote as of December 20, 2004, plus for each person, the number of shares that such person may acquire within 60 days by exercising stock options.
(4) Includes 14,329 shares owned by Ms. Ecker's spouse and 700 shares owned by Ms. Ecker's mother over which Ms. Ecker has power of attorney.
(5) Includes 18,536 shares held by Mr. Leib's spouse.
(6) Includes 2,245 shares held by Mr. Spear's spouse.
(7) Includes 8,750 shares owned by Mr. Kennedy's spouse.
(8) Includes 1,000 shares owned by Mr. Loftus' spouse.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information about Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company's equity compensation plans as of September 30, 2004.

                              NUMBER OF SECURITIES                             NUMBER OF SECURITIES REMAINING
                               TO BE ISSUED UPON         WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE ISSUANCE
                            EXERCISE OF OUTSTANDING      EXERCISE PRICE OF     UNDER EQUITY COMPENSATION PLANS
                             OPTIONS, WARRANTS AND     OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES REFLECTED
                                     RIGHTS             WARRANTS AND RIGHTS            IN COLUMN (A))
      PLAN CATEGORY                   (A)                       (B)                          (C)
------------------------    -----------------------    --------------------    -------------------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITYHOLDERS                     729,111                   $ 13.08                      187,245
EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITYHOLDERS                        -                         -                            -
TOTAL                               729,111                   $ 13.08                      187,245

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

        LOANS AND EXTENSIONS OF CREDIT. The recently enacted Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for loans made under programs generally available to all employees, and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees. In addition, loans made to a director or executive officer in an amount that, when aggregated with all other loans to such person or his or her related interests, are in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

        OTHER TRANSACTIONS. Kennedy & Lucadamo, P.C., of which Thomas L. Kennedy is President, performs legal services for the Company and First Federal. In fiscal 2004, the Company and First Federal paid a total of $117,000 in legal fees to Kennedy & Lucadamo, P.C.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following table sets forth the fees billed to the Company for the fiscal years ending September 30, 2004 and 2003 by KPMG LLP:

                               2004         2003
                            ----------   ----------
Audit fees                  $  247,071   $  325,173
Audit related fees (1)          36,875      157,687
Tax fees (2)                    16,328       46,636
All other fees                      --           --

----------
(1) Audit related fees consists primarily of discussion and research of accounting issues, due diligence assistance, review of securities filings, issuance of consents and audits of financial statements of employee benefit plans.
(2) Other non-audit related fees consisted of tax-related services.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    The following documents are filed as a part of this report

    (1) Consolidated Financial Statements of the Company are included in Item 8 of this Form 10-K.

    (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto included in Item 8 of this Form 10-K.

    (3) Exhibits

      (a) The following exhibits are filed as part of this report.

        2.1 Agreement and Plan of Merger dated December 8, 2004 by and between KNBT Bancorp, Inc. and Northeast Pennsylvania Financial Corp. (1)
        3.1 Certificate of Incorporation of Northeast Pennsylvania Financial Corp. (2)
        3.2     Bylaws of Northeast Pennsylvania Financial Corp. (3)
        4.0 Form of Stock Certificate of Northeast Pennsylvania Financial Corp. (2)
        10.1 Employment Agreement between Northeast Pennsylvania Financial Corp., First Federal Bank and Thomas M. Petro (4)
        10.2 Employment Agreement between Northeast Pennsylvania Financial Corp., First Federal Bank and Thomas L. Kennedy (4)
        10.3 Employment Agreement between Higgins Insurance Associates, Inc. and Joseph P. Schlitzer (5)
        10.4 Amendment to Employment Agreement between Higgins Insurance Associates, Inc. and Joseph P. Schlitzer (4)
        10.5    Employment Agreement between Northeast Pennsylvania Financial
                Corp., First Federal Bank and Jerry D. Holbrook (4)
        10.6    Form of First Federal Bank Supplemental Executive Retirement
                Plan (4)
        10.7 Form of Shareholder Agreement between KNBT and the directors of Northeast Pennsylvania Financial Corp. (1)
        10.8 Northeast Pennsylvania Financial Corp. 1998 Stock-Based Incentive Plan (6)
        10.9    Northeast Pennsylvania Financial Corp. 2000 Stock Option Plan
                (7)
        10.10 Registration Rights Agreement, dated as of December 31, 2000, by and among Northeast Pennsylvania Financial Corp., James Clark, James McCann, Joseph Schlitzer and John W. Sink (8)
        10.11 Termination and Release Agreement, dated December 8, 2004, by and among Northeast Pennsylvania Financial Corp., First Federal Bank, KNBT Bancorp, Inc. and Thomas L. Kennedy (1)
        10.12 Termination and Release Agreement, dated December 8, 2004, by and among Northeast Pennsylvania Financial Corp., First Federal Bank, KNBT Bancorp, Inc. and Thomas M. Petro (1)
        10.13 Termination and Release Agreement, dated December 8, 2004, by and among Northeast Pennsylvania Financial Corp., First Federal Bank, KNBT Bancorp, Inc. and Jerry D. Holbrook (1)
        10.14 First Federal Bank Employee Severance Compensation Plan, as amended.
        10.15   Northeast Pennsylvania Financial Corp. 2004 Stock Plan. (9)
        10.16   Change in Control Agreement between First Federal Bank and Leo
                R. Loftus.
        11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)
        21.0 Subsidiary information is incorporated by reference to "Part I - Subsidiaries"
        23.0    Consent of KPMG LLP
        31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer
        31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer
        32.1    Section 1350 Certifications

----------
1. Incorporated by reference into this document from the Exhibits to the Company's Form 8-K/A filed on December 16, 2004.
2. Incorporated herein by reference into this document from the Exhibits to the Form S- 1 Registration Statement, and any amendments thereto, Registration No. 333-43281
3. Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-K/A for the year ended September 30, 2002.
4. Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-K for the year ended September 30, 2003.

5. Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-K for the year ended September 30, 2001.
6. Incorporated herein by reference into this document from the Proxy Statement for the 1998 Special Meeting of Stockholders dated September 9, 1998.
7. Incorporated herein by reference into this document from the proxy statement for the 2000 Annual Meeting of Stockholders dated December 20, 1999.
8. Incorporated herein by reference into this document from the Exhibits to the Company's Form 10-Q for the quarter ended March 31, 2002.
9. Incorporated herein by reference into this document from the Proxy Statement for the 2004 Annual Meeting of Stockholders dated January 15, 2004.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northeast Pennsylvania Financial Corp.

By /s/  Thomas M. Petro                                        December 29, 2004
   ----------------------------------
Thomas M. Petro
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas M. Petro                                            December 29, 2004
-------------------------------------
Thomas M. Petro
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Barbara Ecker                                              December 29, 2004
-------------------------------------
Barbara Ecker
Director

/s/ R. Peter Haentjens, Jr.                                    December 29, 2004
-------------------------------------
R. Peter Haentjens, Jr.
Director

/s/ George J. Hayden                                           December 29, 2004
-------------------------------------
George J. Hayden
Director

/s/ Thomas L. Kennedy                                          December 29, 2004
-------------------------------------
Atty. Thomas L. Kennedy
Chairman of the Board

/s/ John P. Lavelle                                            December 29, 2004
-------------------------------------
Honorable John P. Lavelle
Director

/s/ Michael J. Leib                                            December 29, 2004
-------------------------------------
Michael J. Leib
Director

/s/ William J. Spear                                           December 29, 2004
-------------------------------------
William J. Spear
Director

/s/ Joseph Schlitzer                                           December 29, 2004
-------------------------------------
Joseph Schlitzer
Director

/s/ Jerry D. Holbrook                                          December 29, 2004
-------------------------------------
Jerry D. Holbrook
Chief Financial Officer and Secretary
(Principal Accounting and Financial
Officer)