Form 10-Q
period 2004-12-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2005-02-14
CIK 1050996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended December 31, 2004
OR

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

Yes     X     No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes _____ No     X

The Registrant had 3,980,220 of Common Stock outstanding as of February 11, 2004.

Back to Contents

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	September 30,
	2004	2004

	(in thousands except per share data)
ASSETS
Cash and cash equivalents	$41,975	$26,938
Investment securities available-for-sale	341,932	357,223
Investment securities held-to-maturity (estimated market value of
$1,014 at December 31, 2004 and $1,015 at September 30, 2004)	998	998
Loans held for sale	308	-
Loans (less allowance for loan loss of $8,248 at December 31, 2004
and $8,446 at September 30, 2004)	401,550	403,584
Accrued interest receivable	2,891	2,731
Assets acquired through foreclosure	343	315
Property and equipment, net	10,719	10,820
Goodwill	3,255	3,255
Intangible assets	6,906	7,129
Bank-owned life insurance	11,478	11,362
Other assets	11,345	11,680

TOTAL ASSETS	$833,700	$836,035

LIABILITIES
Deposits	482,004	483,441
Federal Home Loan Bank advances	223,467	243,867
Trust-preferred debt	22,681	22,681
Other borrowings	40,422	20,426
Advances from borrowers for taxes and insurance	1,734	1,178
Accrued interest payable	1,286	1,380
Other liabilities	3,961	4,604

TOTAL LIABILITIES	775,555	777,577

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 2,000,000 authorized shares;
none issued	-	-
Common stock ($.01 par value; 16,000,000 shares authorized,
6,427,350 shares issued	64	64
Additional paid-in capital	62,481	62,307
Common stock acquired by stock benefit plans	(2,193)	(2,668)
Retained earnings – substantially restricted	32,661	33,245
Accumulated other comprehensive income, net	(534)	(99)
Treasury stock, at cost (2,451,551 shares at December 31, 2004
and 2,451,551 shares at September 30, 2004)	(34,334)	(34,391)

TOTAL STOCKHOLDER’S EQUITY	58,145	58,458

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$833,700	$836,035

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 31,
	2004	2003

	(dollars in thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$6,273	$7,581
Mortgage-related securities	3,085	1,931
Investment securities:
Taxable	319	1,011
Tax-exempt	63	206

Total interest income	9,740	10,729

INTEREST EXPENSE
Deposits	1,902	2,229
Federal Home Loan Bank advances and other borrowings	2,832	2,976
Trust-preferred debt	315	265

Total interest expense	5,049	5,470

NET INTEREST INCOME	4,691	5,259

Provision for loan losses	-	677

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,691	4,582

NONINTEREST INCOME
Service charges and other fees	687	879
Insurance premium income	877	866
Trust income	223	217
Gain on sale of:
Assets acquired through foreclosure	(22)	-
Loans	57	464
Available for sale securities	-	-
Other	211	259

Total noninterest income	2,033	2,685

NONINTEREST EXPENSE
Salaries and employee benefits	4,069	3,042
Occupancy costs	674	678
Amortization of intangibles	228	244
Data processing costs	272	311
Advertising	118	158
Professional fees	969	435
Federal Home Loan Bank and other charges	221	237
Other	745	893

Total noninterest expense	7,296	5,998

Income (loss) before income taxes	(572)	1,269
Income taxes (benefit)	(223)	230

NET INCOME (LOSS)	$(349)	$1,039

EARNINGS (LOSS) PER SHARE:
Basic	$(0.09)	$0.27
Diluted	(0.09)	0.25

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003

	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(349)	$1,039
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	-	677
Provision for assets acquired through foreclosure	-	254
Depreciation	274	312
Amortization of intangibles	228	244
Deferred income tax benefit	(612)	(818)
ESOP shares committed to be released	186	186
Stock award expense	43	-
Bank-owned life insurance income	(116)	(127)
Origination of loans held for sale	(1,814)	(8,556)
Proceeds from loans sold	2,536	25,699
Amortization and accretion on:
Held-to-maturity securities	-	(5)
Available-for-sale securities	210	385
Amortization of deferred loan fees	(98)	(154)
Write-down on assets acquired through foreclosure	22	-
(Gain) loss on sale of:
Loans	(57)	(464)
Disposal of property and equipment	2	12
Changes in assets and liabilities:
Increase in accrued interest receivable	(160)	(101)
Decrease (increase) in other assets	1,257	(6,021)
Decrease in accrued interest payable	(94)	(197)
Decrease in other liabilities	(897)	(1,861)

Net cash provided by operating activities	561	10,504

INVESTING ACTIVITIES
Net decrease in loans	$1,087	$11,288
Proceeds from sale of:
Available-for-sale securities	-	1,442
Assets acquired through foreclosure	22	311
Proceeds from repayments of held-to-maturity securities	-	845
Proceeds from repayments of available-for-sale securities	16,645	18,139
Purchase of:
Available-for-sale securities	(2,000)	(4,935)
Office properties and equipment	(175)	(71)
Federal Home Loan Bank stock	(314)	(525)

Net cash provided by investing activities	$15,265	$26,494

Back to Contents

NORTHEAST PENNSYLVANIA FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003

	(in thousands)
FINANCING ACTIVITIES
Net decrease in deposit accounts	$(1,437)	$(2,929)
Net decrease in Federal Home Loan Bank short-term advances	(20,000)	(52,500)
Net increase (decrease) in Federal Home Loan Bank long-term advances	(4)	34,994
Net increase in advances from borrowers for taxes and insurance	556	597
Net increase (decrease) in other borrowings	19,996	(56)
Stock issued for purchase of Higgins Insurance Associates, Inc.	100	101
Cash dividend on common stock	(238)	(501)
Stock options exercised	238	248

Net cash used for financing activities	(789)	(20,046)

Increase in cash and cash equivalents	15,037	16,952

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,938	20,142

CASH AND CASH EQUIVALAENTS, END OF PERIOD	$41,975	$37,094

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$4,725	$5,005
Income taxes	250	56
Supplemental disclosures – non-cash and financing information:
Transfer from loans to assets acquired through foreclosure	72	932
Net change in other comprehensive income	(435)	(792)

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

Northeast Pennsylvania Financial Corp.
Notes to Consolidated Financial Statements (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Northeast Pennsylvania Financial Corp. (the “Company”) is a thrift holding company organized under the laws of the state of Delaware. The Company’s principal subsidiary, First Federal Bank (“First Federal” or the “Bank”), is a savings bank organized under the laws of the United States. The Bank provides a wide range of financial products and services to individual and corporate customers through its community offices in Northeastern and Central Pennsylvania. Such products include checking accounts, savings accounts, certificates of deposit, and commercial, consumer, real estate and home equity loans. The Bank is subject to competition from other financial institutions and other companies that provide financial services. The Company and the Bank are subject to the regulations of the Office of Thrift Supervision and undergo periodic examinations by that regulatory authority.

Principles of Consolidation and Presentation

The accompanying financial statements of the Company include the accounts of the Bank, Abstractors, Inc., Northeast Pennsylvania Trust Co. (the “Trust Co.”), Higgins Insurance Associates, Inc. (“Higgins”) and NEP Capital Trust I and II, all of which are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. The Trust Co. offers trust, estate and asset management services and products. Higgins provides insurance and investment products to individuals and businesses. NEP Capital Trust I and NEP Capital Trust II are subsidiaries established in connection with trust preferred offerings. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current period’s presentation.

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

These financial statements do not contain all necessary disclosures required by GAAP and therefore should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. These financial statements do contain all adjustments which management believes were necessary in order to conform them to GAAP. The results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

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

Back to Contents

Stock Options

The Company maintains stock option plans for officers, employees and directors. When the exercise price of the Company’s stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense has been recognized in the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R will be effective for the Company beginning in its fourth quarter of fiscal year 2005.

The Company, as currently permitted, has elected not to adopt the fair-value accounting provisions of SFAS No. 123 before the mandatory effective date, and has instead continued to apply APB Opinion No. 25 and related interpretations in accounting for the plans and to provide the required proforma disclosures of SFAS No. 123; accordingly, no expense is recognized in the Consolidated Statement of Operations.

Pro forma net income and earnings per share are presented in the following table to reflect the impact of the stock option plans had the Company applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation for the applicable periods:

	Three Months Ended
	December 31,
	2004	2003

	(dollars in thousands, except per share data)

Net income (loss), as reported:	$(349)	$1,039
Less: proforma expense related
to stock options	$44	$68

Proforma net income (loss)	$(393)	$971

Basic net income (loss) per common share:
As reported	$(0.09)	$0.27
Pro forma	(0.10)	0.25

Diluted net income (loss) per common share:
As reported	$(0.09)	$0.25
Pro forma	(0.10)	0.24

The effects on pro forma net income (loss) and diluted earnings per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income (loss) and EPS due to the vesting provisions of the options and future awards that are available to be granted.

Back to Contents

2. ACQUISITION

On December 8, 2004, KNBT Bancorp, Inc. (“KNBT”), the parent company of Keystone Nazareth Bank & Trust Company, and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into KNBT. Concurrently with the merger, it is expected that First Federal will merge with Keystone Nazareth Bank & Trust Company.

Under the terms of the Merger Agreement, the Company’s stockholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of common stock, subject to an overall requirement that 50% of the total outstanding Company common stock be exchanged for KNBT common stock and 50% for cash. To the extent they receive shares of KNBT, the transaction is expected to be tax-free to the Company’s stockholders.

The number of shares of KNBT common stock into which each Company share will be exchanged will be based on the price of KNBT common stock over a measurement period prior to closing.

In addition, each director of the Company entered into a Shareholder Agreement with KNBT, pursuant to which each such person agreed, among other things, to vote his or her shares of common stock in favor of the Merger Agreement at a meeting of stockholders to be called to consider and approve the Merger Agreement. The merger is subject to appropriate regulatory and stockholder approvals. Additionally, the Merger Agreement contains certain operating restrictions on the Company from the date of the Merger Agreement until the closing.

Back to Contents

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (“EPS”), basic and diluted, were $(0.09) and $(0.09), respectively, for the three months ended December 31, 2004 compared to $0.27 and $0.25, respectively, for the three months ended December 31, 2003.

The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	Three Months Ended
	December 31,

	2004	2003

Net income (loss)	$(349)	$1,039

Weighted-average common shares outstanding	6,427,350	6,427,350

Average treasury stock shares	(2,451,551)	(2,250,700)

Average common stock acquired by stock benefit plans:
Stock employee compensation trust	(38,810)	(55,103)
Stock awards unallocated, net	(15,209)	(46,092)
ESOP shares unallocated, net	(162,686)	(256,536)

Weighted-average common shares used
to calculate basic earnings (loss) per share	3,759,094	3,818,919

Dilutive effect of stock awards	-	44,693

Dilutive effect of outstanding stock options	-	220,962

Weighted-average common shares used
to calculate diluted earnings (loss) per share	3,759,094	4,084,574

Earnings (loss) per share-basic	$(0.09)	$0.27
Earnings (loss) per share-diluted	$(0.09)	$0.25

Diluted earnings per share include the dilutive effect of the Company’s weighted-average stock options/awards outstanding using the Treasury Stock method for the three months ended December 31, 2003. Due to the loss for the three months ended December 31, 2004 there was no dilutive effect on the calculation. The Company had anti-dilutive common stock options outstanding of 23,000 and 32,000 for the three months ended December 31, 2004 and 2003, respectively. Anti-dilutive shares are those stock options with weighted average exercise prices in excess of the weighted average current market value for the three months ended December 31, 2004 and 2003. These options are not included in the calculation of diluted earnings (loss) per share for the periods presented.

Back to Contents

4. SECURITIES

The following table summarizes the estimated fair value of securities with gross unrealized losses at December 31, 2004, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer.

	Less Than		Twelve Months
	Twelve Months		Or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
Municipal securities	$635	$(4)	$683	$(1)	$1,318	$(5)
Obligations of U.S. Government agencies	10,285	(83)	-	-	10,285	(83)
Mortgage-related securities	173,050	(2,132)	31,492	(456)	204,542	(2,588)

Total debt securities	183,970	(2,219)	32,175	(457)	216,145	(2,676)

FNMA Stock	1,980	(20)	-	-	1,980	(20)
Other equity securities	-	-	12	(5)	12	(5)

Total equity securities	1,980	(20)	12	(5)	1,992	(25)

Total	$185,950	$(2,239)	$32,187	$(462)	$218,137	$(2,701)

Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality.

Securities that have been impaired greater than twelve months include primarily mortgage-related securities. The decline in the market value of these securities was deemed temporary due to positive factors supporting the recoverability of these investments. Positive factors considered include timely principal and interest payments and the financial health of the issuer.

Back to Contents

Securities are summarized as follows:

		December 31, 2004
		(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
Available-for-sale securities:	Cost	Gains	Losses	Value

Municipal securities	$4,765	$50	$(5)	$4,810
Obligations of U.S. Government agencies	12,361	7	(83)	12,285
Mortgage-related securities	310,737	1,283	(2,588)	309,432

Total debt securities	327,863	1,340	(2,676)	326,527

FHLB Stock	13,323	-	-	13,323
FNMA Stock	2,000	-	(20)	1,980
Other equity securities	79	28	(5)	102

Total equity securities	15,402	28	(25)	15,405

Total	$343,265	$1,368	$(2,701)	$341,932

Held-to-maturity securities:

Municipal securities	998	16	-	1,014

Total	$998	$16	$-	$1,014

		September 30, 2004

		(in thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
Available-for-sale securities:	Cost	Gains	Losses	Value

Municipal securities	$4,767	$47	$(2)	$4,812
Obligations of U.S. Government agencies	10,384	-	(63)	10,321
Mortgage-related securities	327,568	1,716	(2,303)	326,981

Total debt securities	342,719	1,763	(2,368)	342,114

FHLB Stock	13,009	-	-	13,009
FNMA Stock	2,000	5	-	2,005
Other equity securities	79	23	(7)	95

Total equity securities	15,088	28	(7)	15,109

Total	$357,807	$1,791	$(2,375)	$357,223

Held-to-maturity securities:

Municipal securities	998	17	-	1,015

Total	$998	$17	$-	$1,015

Back to Contents

5. LOANS

Loans are summarized as follows:

	December 31,	September 30,

	2004	2004

	(in thousands)

Real Estate Loans:
One-to-four family	$108,798	$112,186
Multi-family and commercial	71,164	71,138
Construction	5,234	4,899

Total real estate loans	185,196	188,223

Consumer Loans:
Home equity loans and lines of credit	71,580	69,400
Automobile	91,414	101,148
Unsecured lines of credit	4,337	4,424
Other	15,774	9,387

Total consumer loans	183,105	184,359

Commercial Loans	42,408	40,473

Total Loans	410,709	413,055

Less:
Allowance for loan losses	(8,248)	(8,446)
Deferred loan origination fees	(911)	(1,025)

Total loans, net	$401,550	$403,584

The activity in the allowance for loan losses is as follows (in thousands):

	At and for the
	Three Months	At and for the
	Ended	Year Ended
	December 31,	September 30,
	2004	2004

	(in thousands)

Balance, beginning	$8,446	$10,196
Transfer due to sale of direct automobile loans	-	(1,557)
Provisions charged to income	-	1,444
Charge-offs	(334)	(2,106)
Recoveries	136	469

Balance, ending	$8,248	$8,446

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

At the time of the transaction, the Bank also recognized a retained interest related to the loan sale, which includes an Interest-Only Strip and cash reserve account. The cash reserve account is subject to liens by the providers of the credit enhancement facilities for the securitization.

As of December 31, 2004, the balance of automobile loan receivables in the Trust was $8.7 million. Because the historical performance of the receivables met the established criteria as of September 30, 2003, the balance of the cash reserve account was reduced from 4.75% to 3.00% of the original balance at that time. The aggregate balance of the retained interest totaled approximately $1.4 million at December 31, 2004.

The key assumptions used in measuring the fair value of the retained interest and cash collateral account for the transaction is shown in the following table:

Retained interest	December 31, 2004

Average annual repayment rate	1.5%
Average annual expected default rate	3.0%
Discount rate	10.0%
Weighted average life of underlying automobile
loans	24 months

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

December 31, 2004

(in thousands)

Fair value of retained interest	$1,437

Weighted-average repayment rate assumption:
Pre-tax decrease to earnings due to a 10% adverse change	$10
Pre-tax decrease to earnings due to a 20% adverse change	$9

Weighted-average expected default rate:
Pre-tax decrease to earnings due to a 10% adverse change	$11
Pre-tax decrease to earnings due to a 20% adverse change	$23

Weighted-average discount rate:
Pre-tax decrease to earnings due to a 10% adverse change	$9
Pre-tax decrease to earnings due to a 20% adverse change	$18

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

Back to Contents

7. DEPOSITS

Deposits consist of the following major classifications:

	December 31, 2004		September 30, 2004

		Percent		Percent
	Amount	of Total	Amount	of Total

	(in thousands)

Noninterest-bearing	$41,785	8.67%	$36,676	7.59%

Interest bearing:
Savings	90,344	18.74%	92,626	19.16%
NOW accounts	84,595	17.55%	81,150	16.78%
Money market	68,872	14.29%	75,164	15.55%

	285,596	59.25%	285,616	59.08%

Brokered CD’s	10,000	2.07%	10,000	2.07%
Certificates of deposit $100,000
or greater	26,366	5.47%	26,046	5.39%
Certificates of deposit less
than $100,000	160,042	33.21%	161,779	33.46%

	196,408	40.75%	197,825	40.92%

Total deposits	$482,004	100.00%	$483,441	100.00%

8. FEDERAL HOME LOAN BANK ADVANCES

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (the “FHLB”), the Bank maintains otherwise unencumbered qualifying assets (principally one-to-four family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank’s FHLB stock is also pledged to secure these advances. Advances from the FHLB with fixed rates ranging from 2.00% to 6.71% at December 31, 2004 are due as follows:

		December 31,
	Weighted	2004
Due by December 31,	Average Rate	Amount

		($ in thousands)

2005	4.67%	$107,000
2006	2.46	27,079
2007	3.26	40,000
2008	4.89	10,000
2009	-	-
Thereafter	5.40	39,388

Total FHLB advances	4.29%	$223,467

		September 30,
	Weighted	2004
Due by September 30,	Average Rate	Amount

		($ in thousands)

2005	6.34%	$52,000
2006	3.50	102,000
2007	3.26	40,080
2008	4.89	10,000
2009	-	-
Thereafter	5.40	39,787

Total FHLB advances	4.43%	$243,867

Back to Contents

9. TRUST PREFERRED SECURITIES

On April 10, 2002, NEP Capital Trust I, a Delaware statutory business trust, issued $7.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $217,000 payment for the Trust’s common securities, were used to acquire $7.2 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11% is effective through April 22, 2007. The stated maturity of the Debentures is April 22, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after April 22, 2007. The Company recognized an amortizable intangible asset with a value of $220,000 relating to the issuance costs of these trust preferred securities.

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

A summary of the trust securities issued and outstanding at December 31, 2004 is as follows:

			Prepayment		Distribution
	Amount		Option		Payment
Name	Outstanding	Rate	Date	Maturity	Frequency

NEP Capital Trust I	$7,217,000	6.00%	4/22/2007	4/22/2032	Semi-annually
NEP Capital Trust II	$15,464,000	5.74%	11/7/2007	11/7/2032	Quarterly

Back to Contents

10. GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill is as follows:

	At December 31, 2004 and September 30, 2004

	Gross	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Acquisition of:	(in thousands)
Abstractors	$248	$(160)	$88
Security Savings Association of Hazleton	571	(28)	543
Higgins Insurance Associates, Inc.	2,519	(95)	2,424
Schuylkill Savings and Loan Association	200	-	200

Total goodwill	$3,538	$(283)	$3,255

At December 31, 2004 and September 30, 2004, $75,000 of the Company’s acquired intangible assets were considered to be indefinite lived and not subject to amortization. This intangible represents title plant related to the acquisition of Abstractors. The components for intangible assets were as follows:

		December 31, 2004		September 30, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Other Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in thousands)			(in thousands)

Security Savings Association of
Hazleton core deposit intangible	$9,086	$(2,852)	$6,234	$9,086	$(2,684)	$6,402
Schuylkill Savings and Loan
Association core deposit intangible	255	(80)	175	255	(74)	181
Other intangibles	942	(520)	422	942	(471)	471

Total amortizing intangibles	10,283	(3,452)	6,831	10,283	(3,229)	7,054
Nonamortizing intangible assets
Other intangible assets	75	-	75	75	-	75

Total other intangible assets	$10,358	$(3,452)	$6,906	$10,358	$(3,229)	$7,129

Amortization expense of other amortizing intangible assets for the three months ended December 31, 2004 and December 31, 2003 is as follows:

	For the Three Months Ended
	December 31,
	2004	2003

	(in thousands)

Core deposit intangibles	$174	$111
Other amortizing intangibles	54	133

Total amortizing intangibles	$228	$244

There were no intangible assets acquired during the three months ended December 31, 2004.

Back to Contents

11. DERIVATIVE FINANCIAL INSTRUMENTS

First Federal uses interest rate swaps to hedge the impact of changing interest rates on market values of certain fixed rate FHLB borrowings. Under the terms of the swaps, First Federal receives fixed-rate payments and pays variable-rate payments based on 3 month LIBOR. The fixed-rate swap payments received by First Federal equal the amounts payable to the FHLB, effectively converting the FHLB borrowings to a variable rate. Changes in the fair value of the swaps are highly effective in offsetting changes in the fair value of the FHLB borrowings, since the structure of the critical terms of the swaps match the FHLB borrowings.

The following table summarizes First Federal’s derivative financial instruments as of December 31, 2004:

Notional	Market		Receive
Amount	Value	Maturity	Fixed	Pay Floating

		(in thousands)

$5,000	$(85)	2/23/2011	5.1800%	3 month LIBOR + 1.74%
5,000	(126)	2/23/2011	4.9900%	3 month LIBOR + 1.74%
10,000	(235)	4/23/2014	5.4050%	3 month LIBOR + 1.73%
20,000	(461)	5/21/2014	5.6000%	3 month LIBOR + 1.87%

$40,000	$(907)

Since the terms of the interest rate swap mirror those of the FHLB advances, i.e. the hedged items, First Federal has adopted the short cut method of accounting for these transactions. Therefore, no hedge ineffectiveness was recognized in earnings related to these fair value hedges.

12. COMPREHENSIVE INCOME (LOSS)

The following schedule reconciles net income (loss) to total comprehensive income (loss) as required by SFAS No. 130:

	December 31,
	2004	2003

	(in thousands)

Net income (loss)	$(349)	$1,039
Other comprehensive loss, net of tax
Unrealized holding losses arising during
the period	(435)	(792)

Other comprehensive loss	(435)	(792)

Comprehensive income (loss)	$(784)	$247

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

Agreement and Plan of Merger

On December 8, 2004, KNBT Bancorp, Inc. (“KNBT”), the parent company of Keystone Nazareth Bank & Trust Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into KNBT. Concurrently with the merger, it is expected that the Bank will merge with and into Keystone Nazareth Bank & Trust Company.

Under the terms of the Agreement, the Company’s stockholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of Company common stock, subject to an overall requirement that 50% of the total outstanding Company common stock be exchanged for KNBT common stock and 50% for cash. To the extent they receive shares of KNBT, the transaction is expected to be tax-free to the Company’s stockholders.

The number of shares of KNBT common stock into which each Company share will be exchanged will be based on the price of KNBT common stock over a measurement period prior to the closing.

In addition, each director of Northeast Pennsylvania entered into a Shareholder Agreement with KNBT, pursuant to which each person agreed, among other things, to vote his or her shares of Company common stock in favor of the Merger Agreement at a meeting of shareholders of the Company to be called to consider and approve the Merger Agreement.

The transaction is expected to close in the second calendar quarter of 2005. It is subject to certain conditions, including the approval of stockholders and the receipt of regulatory approval.

Back to Contents

B. Management Strategy

The long-term strategy of the Company has been to become a high-performing financial service company focusing on its customer needs for high-quality financial products and services. The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. To promote long-term financial strength and profitability, the Company’s operating strategy has been focused on originating high-quality consumer and small-business commercial loans and deposit relationships. The Company also manages an investment portfolio of high-quality mortgage-related securities and investment securities, which are funded with long-term Federal Home Loan Bank advances, deposits and other borrowings. The Company currently sells newly originated fixed-rate residential mortgages in the secondary market.

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

The following table presents information regarding the Bank’s nonperforming loans, real estate owned and other repossessed assets at the dates indicated:

	December 31,	September 30,
	2004	2004

	(dollars in thousands)
Nonperforming assets:
Nonaccruing loans	$4,935	$6,869
Real estate owned and other repossessed assets	343	315

Total nonperforming assets	5,278	7,184

Troubled debt restructurings	-	-

Total nonperforming assets and troubled debt restructurings	$5,278	$7,184

Total nonperforming loans as a percentage of total loans (1)	1.20%	1.66%
Total nonperforming assets as a percentage of total assets	0.63%	0.86%

(1) Total loans excludes the allowance for loan losses and deferred loan fees.

Back to Contents

As of December 31, 2004, nonperforming assets totaled $5.3 million, or 0.63% of total assets, compared to $7.2 million, or 0.86% of total assets, at September 30, 2004. The $1.9 million reduction in nonperforming assets during the three months ended December 31, 2004 was primarily the result of cash collections and paydowns on several large nonperforming commercial loans.

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

In accordance with Thrift Bulletin 77, the Office of Thrift Supervision (the “OTS”) requires institutions, such as the Bank, to maintain adequate liquidity to assure safe and sound operation. The Bank’s liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 15.48% at December 31, 2004, compared to 15.83% at September 30, 2004. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. In addition to its primary funding sources, the Bank’s liquidity requirements can be satisfied through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

The primary sources of funding for the Company are dividend payments from the Bank, sales and maturities of investment securities, borrowings and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company’s repurchase of its stock, to pay cash dividends, and to pay interest on the trust-preferred securities. The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the OTS. Additionally, the OTS may prohibit the payment of dividends, which are otherwise permissible by regulation for safety and soundness reasons.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possible additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital and tangible capital (as defined) to total assets (as defined). At December 31, 2004, the Bank was in compliance with regulatory capital requirements and was deemed a “well-capitalized” institution. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

Back to Contents

The Bank’s actual capital amounts and ratios at December 31, 2004 and September 30, 2004 are presented in the following table:

			As of December 31, 2004

			(dollars in thousands)
						To be Well Capitalized
			For Capital			under prompt corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio(1)	Amount	Ratio(1)		Amount	Ratio(1)

Risk-based Capital
(Total Capital to risk-weighted assets)	$66,059	15.18%	$34,822	>	8.00%	$43,528	>	10.00%
Tier I Capital
(to risk-weighted assets)	60,583	13.92%	17,411	>	4.00%	26,117	>	6.00%
Core Capital
(Tier I Capital to adjusted total assets)	61,558	7.47%	32,952	>	4.00%	41,190	>	5.00%
Tangible Capital
(Tangible capital to tangible assets)	61,558	7.47%	12,357	>	1.50%	N/A		N/A

			As of September 30, 2004

			(dollars in thousands)
						To be Well Capitalized
			For Capital			under prompt corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio(1)	Amount	Ratio(1)		Amount	Ratio(1)

Risk-based Capital
(Total Capital to risk-weighted assets)	$65,827	15.07%	$34,936	>	8.00%	$43,670	>	10.00%
Tier I Capital
(to risk-weighted assets)	60,331	13.82%	17,468	>	4.00%	26,202	>	6.00%
Core Capital
(Tier I Capital to adjusted total assets)	61,331	7.40%	33,136	>	4.00%	41,420	>	5.00%
Tangible Capital
(Tangible capital to tangible assets)	61,331	7.40%	12,426	>	1.50%	N/A		N/A

(1) For the periods presented the components of tangible capital were the same as those of core capital. Tangible and core capital are computed as a percentage of adjusted total assets and tangible assets of $823 million and $828 million at December 31, 2004 and September 30, 2004, respectively. Risk-based capital and Tier I capital are computed as a percentage of risk-weighted assets of $435 million and $437 million at December 31, 2004 and September 30, 2004, respectively. Tier I capital is reduced by the amount of low-level recourse and residual interests to compute Tier I capital.

F. Comparison of Financial Condition at December 31, 2004 and September 30, 2004

Total assets decreased $2.3 million from $836.0 million at September 30, 2004 to $833.7 million at December 31, 2004. Total loans decreased by $1.7 million from September 30, 2004. The decrease was primarily due to a decrease in originations in the indirect auto portfolio as well as one-to-four family residential loans offset by an increase in other consumer, which was related to the purchase of a $9.1 million manufactured homes loan portfolio. Investment securities available for sale decreased $15.3 million, or 4.3%, from $357.2 million at September 30, 2004 to $341.9 million at December 31, 2004 since the Company is no longer purchasing such securities in anticipation of its merger with KNBT. The proceeds from the securities that matured during the period were invested in cash equivalents, which increased $15.1 million, or 55.8%, from $26.9 million at September 30, 2004 to $42.0 million at December 31, 2004.

Total liabilities decreased $2.0 million from $777.6 million at September 30, 2004 to $775.6 million at December 31, 2004, due primarily to a $1.4 million decrease in certificates of deposit. FHLB advances decreased $20.4 million from $243.9 million at September 30, 2004 to $223.5 million at December 31, 2004 due to an advance maturing. This maturing advance was replaced with other borrowings of $20.0 million since this structured repurchase agreement represents a lower funding cost than the maturing advance.

G. Comparison of Operating Results for the Three Months ended December 31, 2004 and December 31, 2003.

General. The Company reported a net loss of $349,000 and net income of $1.0 million for the three months ended December 31, 2004 and December 31, 2003, respectively. Basic and diluted earnings (loss) per share decreased to $(0.09) and $(0.09) per share,

Back to Contents

respectively, for the three months ended December 31, 2004 compared to $0.27 and $0.25 per share, respectively, for the same period in fiscal 2004.

The net loss for the three-month period ended December 31, 2004 was primarily due to the recognition of certain merger related charges incurred by the Company upon execution of the Agreement and Plan of Merger with KNBT. Such expenditures include an $880,000 payment of severance to certain executive officers and approximately $659,000 of professional fees paid to the Company’s investment banking, legal and accounting advisors related to the due diligence, negotiations and completion of the Agreement and Plan of Merger with KNBT.

Interest Income. Total interest income decreased $1.0 million, or 9.2%, from $10.7 million for the three months ended December 31, 2003, to $9.7 million for the three months ended December 31, 2004, primarily due to a $31.7 million decline in earning assets. Additionally the tax-equivalent yield on earning assets declined by 33 basis points to 4.93% for the three months ended December 31, 2004 as compared to 5.26% for the three-month period ended December 31, 2003. Interest income on loans decreased $1.3 million primarily due to a $74.9 million decrease in the average balance of loans, combined with a 14 basis point decrease in the overall yield. Interest income on mortgage-related securities increased $1.2 million due to an increase of $110.7 million in the average balance and a 17 basis point increase in the average yield on such securities. The Bank has invested in mortgage related securities with higher yields as a way to utilize excess liquidity from loan and investment sales as repayments of loans and mortgage-backed securities have occurred.

Interest Expense. Interest expense decreased $421,000, or 7.7%, from $5.5 million for the three months ended December 31, 2003 to $5.0 million for the three months ended December 31, 2004. The decrease in interest expense was primarily attributable to a 67 basis point decline in the average rate paid on FHLB advances and other borrowings to 4.26% for the three months ended December 31, 2004 as compared to 4.93% for the three months ended December 31, 2003, offset in part by a $23.5 million increase in average balances. As previously discussed, the Bank entered into several derivative contacts in November 2003 which swapped the fixed rates the Bank pays on $40.0 million of FHLB advances to variable rates. The effect of this transaction was to reduce the average rate the Bank is paying on these borrowings from approximately 5.50% to 3.85% during the quarter. While this transaction added interest rate volatility, the overall asset/liability position of the Bank remains within acceptable risk parameters. Additionally the interest expense on deposits decreased by $327,000, or 14.7%, due to a $60.5 million decline in the average balance of such deposits, particularly higher yielding certificates of deposit.

Provision for Loan Losses. The Company records a provision for loan losses in order to maintain the allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses. Management’s evaluation is based upon a continuing review of the portfolio and requires significant management judgment. The Bank’s provision for loan losses for the three months ended December 31, 2004 decreased $677,000 to $0 when compared to the comparable 2003 fiscal period. The decrease was primarily due to significant reductions in the levels of nonperforming loans, classified assets and charge-offs and reflects, among other things, reductions in loan balances and changes in the composition of the portfolio during the quarter. The loan portfolio saw reductions in higher risk indirect vehicle, construction and commercial loans during the three-month period ended December 31, 2004. See the Nonperforming Assets section of Management’s Discussion and Analysis for a further analysis of asset quality. Net loan charge-offs were $198,000 for the quarter ended December 31, 2004, compared to net loan charge-offs of $645,000 for the quarter ended December 31, 2003.

Noninterest Income. Noninterest income decreased $652,000, or 24.3%, from $2.7 million for the three months ended December 31, 2003 to $2.0 million for the three months ended December 31, 2004. This decrease was due primarily to the gain on sale of loans recognized in the December 31, 2003 quarter of $464,000, which included a pre-tax gain of approximately $268,000, related to the one-time sale of modified fixed-rate residential mortgage loans, compared to a gain of $57,000 in the current quarter. Service charge and other fee income also decreased $192,000, or 21.8%, from $879,000 for the three months ended December 31, 2003 to $687,000 for the three months ended December 31, 2004. This decrease was largely due to a change in the process for assessing fees on checking account overdrafts between periods.

Noninterest Expense. Total noninterest expense increased $1.3 million, or 21.6%, from $6.0 million for the three months ended December 31, 2003 to $7.3 million for the three months ended December 31, 2004. This increase was due to the previously discussed merger related expenses including severance in the amount of approximately $880,000 and increased professional fees of $659,000, offset by a decrease in other expenses of $148,000.

Income Taxes. The Company had an income tax benefit of $223,000 for the three months ended December 31, 2004, compared to a provision of $230,000 for the three months ended December 31, 2003. The effective tax rate was (39.0)% and 18.1% for the quarterly periods ended December 31, 2004 and 2003, respectively. The change in effective tax rates was due to the pre-tax net loss as well as the determination that certain merger related expenditures may not be deductible for federal tax purposes. The effective tax rate during the three month period ended December 31, 2003 included a determination that certain previous non-deductible expenses were currently deductible.

Back to Contents

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s quantitative and qualitative disclosures about market risk as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 and Footnote 10 to the Notes to Consolidated Financial Statements contained in this Form 10-Q. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company since September 30, 2004.

Item 4. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the quarter ended December 31, 2004.Further, the Company agreed to postpone any future repurchases of its common stock on December 8, 2004 when it executed the Agreement and Plan of Merger with KNBT Bancorp, Inc.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

	2.1	Agreement and Plan of Merger, dated December 8, 2004, by and between KNBT Bancorp, Inc. and
Northeast Pennsylvania Financial Corp.*

	3.1	Certificate of Incorporation of Northeast Pennsylvania Financial Corp.**

	3.2	Bylaws of Northeast Pennsylvania Financial Corp.***

	4.0	Form of Stock Certificate of Northeast Pennsylvania Financial Corp.**

	10.1	Form of Shareholder Agreement between KNBT Bancorp, Inc. and the directors of Northeast Pennsylvania
Financial Corp.*

	10.2	Termination and Release Agreement, dated December 8, 2004, by and among Northeast Pennsylvania
Financial Corp., First Federal Bank and KNBT Bancorp, Inc. and Thomas L. Kennedy. *

	10.3	Termination and Release Agreement, dated December 8, 2004, by and among Northeast Pennsylvania
Financial Corp., First Federal Bank and KNBT Bancorp, Inc. and Thomas M. Petro.*

	10.4	Termination and Release Agreement, dated December 8, 2004, by and among Northeast Pennsylvania
Financial Corp., First Federal Bank and KNBT Bancorp, Inc. and Jerry D. Holbrook. *

	10.5	Amendment Number 2 to the Employment Agreement between Higgins Insurance Associates, Inc. and
Joseph P. Schlitzer. ****

	11.0	Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

Back to Contents

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

*	Incorporated herein by reference into this document from the exhibits to the Form 8-K/A as filed with the Securities and
Exchange Commission on December 16, 2004.
**	Incorporated herein by reference into this document from the exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.
***	Incorporated herein by reference into this document from the exhibits to the Form 10-K/A as filed with the Securities and Exchange Commission on January 8, 2003.
****	Incorporated herein by reference into this document from the exhibit to the Form 8-K as filed with the Securities and
Exchange Commission on January 3, 2005.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST PENNSYLVANIA
FINANCIAL CORP.

Date:	February 14, 2005	By: /S/ Thomas M. Petro

Thomas M. Petro
President and Chief Executive Officer

Date:	February 14, 2005	By: /S/ Jerry D. Holbrook

Jerry D. Holbrook
Chief Financial Officer