Form 10-Q
period 2005-03-31
NORTHEAST PENNSYLVANIA FINANCIAL CORP
filed 2005-05-12
CIK 1050996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from __________________ to _________________

                         Commission File Number 0-49952

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                06-1504091
       -------------------------------                 -------------------
       (State or other jurisdiction of                   I.R.S. Employer
        incorporation or organization)                 Identification No.)

  12 E. BROAD STREET, HAZLETON, PENNSYLVANIA                18201-6591
  ------------------------------------------               -----------
   (Address of principal executive offices)                (Zip Code)

                                 (570) 459-3700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes __X__  No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes ______ No __X__

The Registrant had 3,980,220 of common stock outstanding as of May 12, 2005.

                                                   TABLE OF CONTENTS

  Item                                                                                                           Page
   No.                                                                                                          Number
---------                                                                                                       ------
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition at
                  March 31, 2005 and September 30, 2004 (unaudited)                                               3

                  Consolidated Statements of Operations for the Three and Six Months
                  Ended March 31, 2005 and 2004 (unaudited)                                                       4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  March 31, 2005 and 2004 (unaudited)                                                             5

                  Notes to Consolidated Financial Statements (unaudited)                                          7

Item 2            Management Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                       19

Item 3            Quantitative and Qualitative Disclosures About Market Risk                                      25

Item 4            Controls and Procedures                                                                         25

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                                                               26

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds                                     26

Item 3            Defaults Upon Senior Securities                                                                 26

Item 4            Submission of Matters to a Vote of Security Holders                                             26

Item 5            Other Information                                                                               26

Item 6            Exhibits                                                                                        26

Signatures                                                                                                        27

                                           NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                         (UNAUDITED)


                                                                                     March 31,                September 30,
                                                                                        2005                      2004
                                                                                    -------------             -------------
                                                                                      (in thousands except per share data)
ASSETS
      Cash and cash equivalents                                                     $      57,240             $      26,938
      Investment securities available-for-sale                                            318,370                   357,223
      Investment securities held-to-maturity (estimated market value of
       $1,008 at March 31, 2005 and $1,015 at September 30, 2004)                             998                       998
      Loans held for sale                                                                      94                         -
      Loans (less allowance for loan loss of $7,993 at March 31, 2005
        and $8,446 at September 30, 2004)                                                 381,833                   403,584
      Accrued interest receivable                                                           2,689                     2,731
      Assets acquired through foreclosure                                                     342                       315
      Property and equipment, net                                                          10,505                    10,820
      Goodwill                                                                              3,255                     3,255
      Intangible assets                                                                     6,685                     7,129
      Bank-owned life insurance                                                            11,592                    11,362
      Other assets                                                                         12,013                    11,680
                                                                                    -------------             -------------
                   TOTAL ASSETS                                                     $     805,616             $     836,035
                                                                                    =============             =============

LIABILITIES
      Deposits                                                                      $     457,454             $     483,441
      Federal Home Loan Bank advances                                                     220,444                   243,867
      Trust-preferred debt                                                                 22,681                    22,681
      Other borrowings                                                                     40,448                    20,426
      Advances from borrowers for taxes and insurance                                       2,453                     1,178
      Accrued interest payable                                                              1,382                     1,380
      Other liabilities                                                                     4,767                     4,604
                                                                                    -------------             -------------
                  TOTAL LIABILITIES                                                       749,629                   777,577
                                                                                    -------------             -------------

STOCKHOLDERS' EQUITY
      Preferred stock ($.01 par value; 2,000,000 authorized shares;
        none issued)                                                                            -                         -
      Common stock ($.01 par value; 16,000,000 shares authorized,
        6,427,350 shares issued)                                                               64                        64
      Additional paid-in capital                                                           62,514                    62,307
      Common stock acquired by stock benefit plans                                         (2,195)                   (2,668)
      Retained earnings - substantially restricted                                         32,852                    33,245
      Accumulated other comprehensive income, net                                          (2,914)                      (99)
      Treasury stock, at cost (2,447,130 shares at March 31, 2005
        and 2,451,551 shares at September 30, 2004)                                       (34,334)                  (34,391)
                                                                                    -------------             -------------
                 TOTAL STOCKHOLDER'S EQUITY                                                55,987                    58,458
                                                                                    -------------             -------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     805,616             $     836,035
                                                                                    =============             =============


See accompanying notes to the unaudited consolidated financial statements.

                                          NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                      Three Months Ended                          Six Months Ended
                                                          March 31,                                   March 31,
                                                    2005             2004                      2005              2004
                                                 ---------        ----------                ----------        -----------
                                                                  (in thousands, except per share data)
INTEREST INCOME
      Interest and fees on loans                 $   6,171        $    7,025                $   12,444        $    14,606
      Mortgage-related securities                    2,916             2,108                     6,001              4,039
      Investment securities:
         Taxable                                       445               936                       764              1,947
         Tax-exempt                                     67               140                       130                346
                                                 ---------        ----------                ----------        -----------
         Total interest income                       9,599            10,209                    19,339             20,938
                                                 ---------        ----------                ----------        -----------

INTEREST EXPENSE
      Deposits                                       1,818             2,089                     3,720              4,318
      Federal Home Loan Bank advances
           and other borrowings                      2,738             2,381                     5,570              5,357
      Trust-preferred debt                             335               263                       650                528
                                                 ---------        ----------                ----------        -----------
         Total interest expense                      4,891             4,733                     9,940             10,203
                                                 ---------        ----------                ----------        -----------

NET INTEREST INCOME                                  4,708             5,476                     9,399             10,735

Provision for loan losses                                -               485                         -              1,162
                                                 ---------        ----------                ----------        -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          4,708             4,991                     9,399              9,573
                                                 ---------        ----------                ----------        -----------

NONINTEREST INCOME
      Service charges and other fees                   542               686                     1,229              1,565
      Insurance premium income                         759               842                     1,636              1,708
      Trust fees                                       210               220                       433                437
      Gain on sale of:
         Branch                                          -               798                         -                798
         Assets acquired through foreclosure            30                30                         8                 30
         Loans                                          46               199                       103                663
         Available for sale securities                   -               872                         -                872
      Other                                            207               263                       418                522
                                                 ---------        ----------                ----------        -----------
         Total noninterest income                    1,794             3,910                     3,827              6,595
                                                 ---------        ----------                ----------        -----------

NON INTEREST EXPENSE
      Salaries and employee benefits                 3,045             3,255                     7,114              6,297
      Occupancy costs                                  730               708                     1,404              1,386
      Amortization of intangibles                      228               197                       456                441
      Data processing costs                            516               218                       788                529
      Advertising                                       85                97                       203                255
      Professional fees                                401               380                     1,370                815
      Federal Home Loan Bank and other charges         197               260                       418                497
      Other                                            717               871                     1,462              1,764
                                                 ---------        ----------                ----------        -----------
         Total noninterest expense                   5,919             5,986                    13,215             11,984
                                                 ---------        ----------                ----------        -----------
Income before income taxes                             583             2,915                        11              4,184
Income taxes (benefit)                                 156               825                       (67)             1,055
                                                 ---------        ----------                ----------        -----------

NET INCOME                                       $     427        $    2,090                $       78        $     3,129
                                                 =========        ==========                ==========        ===========

EARNINGS PER SHARE:
      Basic                                      $    0.11        $     0.53                $     0.02        $      0.80
      Diluted                                         0.10              0.51                      0.02               0.76

See accompanying notes to the unaudited consolidated financial statements.

                                           NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   March 31,
                                                                                        2005                      2004
                                                                                    -------------             -------------
                                                                                                (in thousands)
OPERATING ACTIVITIES


Net income                                                                          $          78             $       3,129
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                              -                     1,162
         Depreciation                                                                         516                       608
         Amortization of intangibles                                                          456                       441
         Deferred income tax provision                                                     (1,773)                   (1,496)
         ESOP shares committed to be released                                                 185                       186
         Stock award expense                                                                   75                         5
         Stock employee compensation trust                                                      3                         -
         Bank-owned life insurance income                                                    (230)                     (253)
         Origination of loans held for sale                                                (4,062)                  (11,537)
         Proceeds from loans sold                                                           4,500                    35,793
         Deconsolidation of capital trusts                                                      -                       681
         Amortization and accretion on:
          Held-to-maturity securities                                                           -                        (5)
          Available-for-sale securities                                                       399                     1,835
         Amortization of deferred loan fees                                                  (152)                     (259)
         Write-down on assets acquired through foreclosure                                     31                         -
         Gain on sale of:
            Assets acquired through foreclosure                                                (8)                      (30)
            Loans                                                                            (103)                     (663)
            Available-for-sale securities                                                       -                      (872)
            Branch                                                                              -                      (798)
    Change in assets and liabilities:
         Increase in accrued interest receivable                                               42                       643
         Increase in other assets                                                           3,400                     4,808
         Increase in accrued interest payable                                                   2                       247
         Decrease in other liabilities                                                     (1,109)                   (1,819)
                                                                                    -------------             -------------
              Net cash provided by operating activities                                     2,250                    31,806
                                                                                    -------------             -------------

INVESTING ACTIVITIES
Net decrease in loans                                                               $      21,274             $      17,763
Proceeds from sale of:
   Available-for-sale securities                                                                -                    30,906
   Assets acquired through foreclosure                                                        150                     1,619
Proceeds from repayments of held-to-maturity securities                                         -                    29,222
Proceeds from repayments of available-for-sale securities                                  34,557                    18,139
Proceeds from sale of branch real estate and transfer of deposits                               -                    (8,244)
Proceeds from sale of FHLB stock                                                            1,441                         -
Purchase of:
   Available-for-sale securities                                                           (2,000)                 (105,432)
   Office properties and equipment                                                           (218)                     (229)
    Federal Home Loan Bank stock                                                             (314)                   (4,183)
                                                                                    -------------             -------------
                   Net cash provided by (used for) investing activities             $      54,890             $     (20,439)
                                                                                    -------------             -------------

                                           NORTHEAST PENNSYLVANIA FINANCIAL CORP.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   March 31,
                                                                                        2005                      2004
                                                                                    -------------             -------------
                                                                                                (in thousands)
FINANCING ACTIVITIES
     Net decrease in deposit accounts                                               $     (25,987)            $      (2,418)
     Net decrease in Federal Home Loan Bank short-term advances                           (22,000)                 (106,500)
     Net increase (decrease) in Federal Home Loan Bank long-term advances                      (9)                   74,989
     Net increase in advances from borrowers for taxes and insurance                        1,275                     1,034
     Net increase in other borrowings                                                      20,022                    20,258
     Stock issued for purchase of Higgins Insurance Associates, Inc.                          100                         -
     Cash dividend on common stock                                                           (477)                     (753)
     Stock options exercised                                                                  238                       302
                                                                                    -------------             -------------
                 Net cash used for financing activities                                   (26,838)                  (13,088)
                                                                                    -------------             -------------

                  Increase in cash and cash equivalents                                    30,302                    (1,721)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               26,938                    20,142
                                                                                    -------------             -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      57,240             $      18,421
                                                                                    =============             =============

SUPPLEMENTAL INFORMATION
    Cash paid during the period for:
         Interest on deposits and borrowings                                        $      10,481             $       9,693
         Income taxes                                                                         276                        90
    Supplemental disclosures - non-cash and financing information:
         Transfer from loans to assets acquired through foreclosure                           186                     1,205
         Net change in other comprehensive income                                          (2,815)                      380



See accompanying notes to the unaudited consolidated financial statements.

                     NORTHEAST PENNSYLVANIA FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS
--------

Northeast Pennsylvania Financial Corp. (the "Company") is a thrift holding company organized under the laws of the state of Delaware. The Company's principal subsidiary, First Federal Bank ("First Federal" or the "Bank"), is a savings bank organized under the laws of the United States. The Bank provides a wide range of financial products and services to individual and corporate customers through its community offices in Northeastern and Central Pennsylvania. Such products include checking accounts, savings accounts, certificates of deposit, and commercial, consumer, real estate and home equity loans. The Bank is subject to competition from other financial institutions and other companies that provide financial services. The Company and the Bank are subject to the regulations of the Office of Thrift Supervision and undergo periodic examinations by that regulatory authority.


PRINCIPLES OF CONSOLIDATION AND PRESENTATION
--------------------------------------------

The accompanying financial statements of the Company include the accounts of the Bank, Abstractors, Inc., Northeast Pennsylvania Trust Co. (the "Trust Co."), Higgins Insurance Associates, Inc. ("Higgins") and NEP Capital Trust I and II, all of which are wholly-owned subsidiaries of Northeast Pennsylvania Financial Corp. Abstractors, Inc. is a title insurance agency. The Trust Co. offers trust, estate and asset management services and products. Higgins provides insurance and investment products to individuals and businesses. NEP Capital Trust I and NEP Capital Trust II are subsidiaries established in connection with trust preferred offerings. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified, when necessary, to conform with the current period's presentation.

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

These financial statements do not contain all necessary disclosures required by GAAP and therefore should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004. These financial statements do contain all adjustments which management believes were necessary in order to conform them to GAAP. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein have been included. The results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.


RISKS AND UNCERTAINTIES
-----------------------

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases from its interest-earning assets. The Company's primary credit risk is the risk of defaults in the Company's loan portfolio that result from borrowers' inability or unwillingness to make contractually required payments. The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in Northeastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrowers' geographic regions and the borrowers' financial conditions. Market risk reflects changes in the value of the collateral underlying loans, the valuation of real estate held by the Company, and the valuation of loans held for sale, securities, mortgage servicing assets and other investments.

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

STOCK OPTIONS
-------------


The Company maintains stock option plans for officers, employees and directors. When the exercise price of the Company's stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense has been recognized in the Company's financial statements.

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R will be effective for the Company beginning in its first quarter of fiscal year 2006.

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

Pro forma net income and earnings per share are presented in the following table to reflect the impact of the stock option plans had the Company applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation for the applicable periods:

                                                   Three Months Ended           Six Months Ended
                                                        March 31,                   March 31,
                                                   2005         2004          2005           2004
                                                 --------      -------      ---------      ---------
                                                    (dollars in thousands, except per share data)
Net income, as reported:                         $    427      $ 2,090      $      78      $   3,129
Less: proforma expense related
           to stock options                            47           51             91      $     119
                                                 --------      -------      ---------      ---------

Proforma net income                              $    380      $ 2,039      $     (13)     $   3,010
                                                 ========      =======      =========      =========

Basic net income (loss) per common share:
   As reported                                   $   0.11      $  0.53      $    0.02      $    0.80
   Pro forma                                         0.10         0.52          (0.00)          0.78

Diluted net income (loss) per common share:
   As reported                                   $   0.10      $  0.51      $    0.02      $    0.76
   Pro forma                                         0.09         0.49          (0.00)          0.73

The effects on pro forma net income (loss) and earnings (loss) per share of applying the disclosure requirement of SFAS No. 123 in past years may not be representative of the future pro forma effects on net income (loss) and earnings
(loss) per share due to the vesting provisions of the options and future awards that are available to be granted.

2. ACQUISITION


On December 8, 2004, KNBT Bancorp, Inc. ("KNBT"), the parent company of Keystone Nazareth Bank & Trust Company, and the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into KNBT. Concurrently with the merger, it is expected that First Federal will merge with Keystone Nazareth Bank & Trust Company.


Under the terms of the Merger Agreement, the Company's stockholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of common stock, subject to an overall requirement that 50% of the total outstanding Company common stock be exchanged for KNBT common stock and 50% for cash. To the extent they receive shares of KNBT, the transaction is expected to be tax-free to the Company's stockholders.


The number of shares of KNBT common stock into which each Company share will be exchanged will be based on the price of KNBT common stock over a measurement period prior to closing. The merger has received all required regulatory and stockholder approval and is scheduled to close in the middle of the second calendar quarter of 2005.

3. EARNINGS PER SHARE


Earnings per share ("EPS"), basic and diluted, were $0.11 and $0.10, respectively, for the three months ended March 31, 2005 compared to $0.53 and $0.51, respectively, for the three months ended March 31, 2004. EPS, basic and diluted, were $0.02 and $0.02, respectively, for the six months ended March 31, 2005 compared to $0.80 and $0.76, respectively, for the six months ended March, 2004.


The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                    Three Months Ended                     Six Months Ended
                                                          March 31,                            March 31,
                                                   2005              2004               2005               2004
                                               -----------        -----------        -----------        -----------
Net income                                     $       427        $     2,090        $        78        $     3,129
                                               ===========        ===========        ===========        ===========

Weighted-average common shares
  outstanding                                    6,427,350          6,427,350          6,427,350          6,427,350

Average treasury stock shares                   (2,447,130)        (2,245,551)        (2,449,365)        (2,248,140)

Average common stock acquired by
 stock benefit plans:
    Stock employee compensation trust              (19,315)           (50,747)           (29,170)           (52,937)
    Stock awards unallocated, net                  (14,077)           (13,313)           (15,201)           (29,061)
    ESOP shares unallocated, net                  (154,257)          (197,761)          (158,518)          (227,309)
                                               -----------        -----------        -----------        -----------

Weighted-average common shares used
  to calculate basic earnings per share          3,792,571          3,919,978          3,775,096          3,869,903

Dilutive effect of stock awards                          -              2,521                  -             10,058

Dilutive effect of outstanding
   stock options                                   297,610            214,895            251,162            218,580
                                               -----------        -----------        -----------        -----------

Weighted-average common shares used
  to calculate diluted earnings per share        4,090,181          4,137,394          4,026,258          4,098,541
                                               ===========        ===========        ===========        ===========

Earnings per share-basic                       $      0.11        $      0.53        $      0.02        $      0.80
Earnings per share-diluted                     $      0.10        $      0.51        $      0.02        $      0.76

Diluted earnings per share include the dilutive effect of the Company's weighted-average stock options/awards outstanding using the Treasury Stock method. The Company had anti-dilutive common stock options outstanding of 2,593 and 33,000 for the three months ended March 31, 2005 and 2004, respectively and 1,471 and 10,485 for the six months ended March 31, 2005 and 2004. Anti-dilutive shares are those stock options with weighted average exercise prices in excess of the weighted average current market value. These options are not included in the calculation of diluted earnings per share for the periods presented.

4. SECURITIES


The following table summarizes the estimated fair value of securities with gross unrealized losses at March 31, 2005, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer.

                                                  Less Than                     Twelve Months
                                                 Twelve Months                    Or Longer                       Total
                                            ----------------------         ----------------------         ----------------------

                                                         Unrealized                     Unrealized                     Unrealized
                                           Fair Value      Losses         Fair Value     Losses          Fair Value     Losses
                                           ------------------------       ------------------------       ------------------------
                                                                               (in thousands)
   Municipal securities                     $     628     $    (12)        $       -    $       -         $     628    $     (12)
   Obligations of U.S. Government agencies     12,084         (265)                -            -            12,084         (265)
   Mortgage-related securities                211,028       (4,132)           45,380       (1,415)          256,408       (5,547)
                                            ---------     --------         ---------    ---------         ---------    ---------
Total debt securities                         223,740       (4,409)           45,380       (1,415)          269,120       (5,824)

   Other equity securities                          -            -                12           (5)               12           (5)
                                            ---------     --------         ---------    ---------         ---------    ---------
Total equity securities                             -            -                12           (5)               12           (5)
                                            ---------     --------         ---------    ---------         ---------    ---------
    Total                                   $ 223,740     $ (4,409)        $  45,392    $  (1,420)        $ 269,132    $  (5,829)
                                            =========     ========         =========    =========         =========    =========

Management does not believe any individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality.


Securities that have been impaired greater than twelve months include primarily mortgage-related securities. The decline in the market value of these securities was deemed temporary due to positive factors supporting the recoverability of these investments. Positive factors considered include timely principal and interest payments and the financial health of the issuer.

Securities are summarized as follows:

                                                                       March 31, 2005
                                                   -----------------------------------------------------------
                                                                        (in thousands)
                                                                    Gross             Gross          Estimated
                                                   Amortized     Unrealized         Unrealized         Market
AVAILABLE-FOR-SALE SECURITIES:                       Cost          Gains             Losses            Value
                                                   ---------      ---------         ----------       ---------
   Municipal securities                            $   3,007      $      18         $      (12)      $   3,013
   Obligations of U.S. Government agencies            12,349              -               (265)         12,084
   Mortgage-related securities                       294,406            432             (5,547)        289,291
                                                   ---------      ---------         ----------       ---------
Total debt securities                                309,762            450             (5,824)        304,388

   FHLB Stock                                         11,883              -                  -          11,883
   FNMA Stock                                          2,000              2                  -           2,002
   Other equity securities                                79             23                 (5)             97
                                                   ---------      ---------         ----------       ---------
Total equity securities                               13,962             25                 (5)         13,982

         Total                                     $ 323,724      $     475         $   (5,829)      $ 318,370
                                                   =========      =========         ==========       =========

HELD-TO-MATURITY SECURITIES:

    Municipal securities                           $     998      $      10         $        -       $   1,008
                                                   ---------      ---------         ----------       ---------

         Total                                     $     998      $      10         $        -       $   1,008
                                                   =========      =========         ==========       =========

                                                                          September 30, 2004
                                                   -----------------------------------------------------------
                                                                            (in thousands)
                                                                    Gross             Gross          Estimated
                                                   Amortized      Unrealized        Unrealized        Market
AVAILABLE-FOR-SALE SECURITIES:                        Cost          Gains             Losses           Value
                                                   ---------      ---------         ----------       ---------
   Municipal securities                            $   4,767      $      47         $       (2)      $   4,812
   Obligations of U.S. Government agencies            10,384              -                (63)         10,321
   Mortgage-related securities                       327,568          1,716             (2,303)        326,981
                                                   ---------      ---------         ----------       ---------
Total debt securities                                342,719          1,763             (2,368)        342,114

   FHLB Stock                                         13,009              -                  -          13,009
   FNMA Stock                                          2,000              5                  -           2,005
   Other equity securities                                79             23                 (7)             95
                                                   ---------      ---------         ----------       ---------
Total equity securities                               15,088             28                 (7)         15,109

         Total                                     $ 357,807      $   1,791         $   (2,375)      $ 357,223
                                                   =========      =========         ==========       =========
HELD-TO-MATURITY SECURITIES:

    Municipal securities                           $     998      $      17         $        -       $   1,015
                                                   ---------      ---------         ----------       ---------

         Total                                     $     998      $      17         $        -       $   1,015
                                                   =========      =========         ==========       =========

5. LOANS


Loans are summarized as follows:

                                                                                     March 31,     September 30,
                                                                                       2005             2004
                                                                                    -----------      ---------
                                                                                          (in thousands)
    REAL ESTATE LOANS:
     One-to-four family                                                             $   107,624      $ 112,186
     Multi-family and commercial                                                         66,352         71,138
     Construction                                                                         3,394          4,899
                                                                                    -----------      ---------

     Total real estate loans                                                            177,370        188,223
                                                                                    -----------      ---------
    CONSUMER LOANS:
     Home equity loans and lines of credit                                               71,892         69,400
     Automobile                                                                          83,311        101,148
     Unsecured lines of credit                                                            4,273          4,424
     Other                                                                               14,943          9,387
                                                                                    -----------      ---------
         Total consumer loans                                                           174,419        184,359
                                                                                    -----------      ---------
    COMMERCIAL LOANS                                                                     38,908         40,473
                                                                                    -----------      ---------
         Total Loans                                                                    390,697        413,055

       Less:
         Allowance for loan losses                                                       (7,993)        (8,446)
         Deferred loan origination fees                                                    (871)        (1,025)
                                                                                    -----------      ---------

     TOTAL LOANS, NET                                                               $   381,833      $ 403,584
                                                                                    ===========      =========


The activity in the allowance for loan losses is as follows:

                                                            At and for the                        At and for the
                                                              Six Months          At and for the    Six Months
                                                                 Ended              Year Ended         Ended
                                                               March 31,           September 30,     March 31,
                                                                 2005                  2004            2004
                                                            ---------------       --------------- --------------
                                                                                  (in thousands)
Balance, beginning                                          $         8,446         $    10,196      $  10,196
    Transfer due to sale of direct automobile loans                       -              (1,557)             -
     Provisions charged to income                                         -               1,444          1,162
     Charge-offs                                                       (632)             (2,106)        (1,484)
     Recoveries                                                         179                 469            304
                                                            ---------------         -----------      ---------
Balance, ending                                             $         7,993         $     8,446      $  10,178
                                                            ===============         ===========      =========

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

As of March 31, 2005, the balance of automobile loan receivables in the Trust was $6.7 million. Because the historical performance of the receivables met the established criteria as of September 30, 2003, the balance of the cash reserve account was reduced from 4.75% to 3.00% of the original balance at that time. The aggregate balance of the retained interest totaled approximately $1.5 million at March 31, 2005.

The key assumptions used in measuring the fair value of the retained interest and cash collateral account for the transaction is shown in the following table:

Retained interest                                                                                                  March 31,
                                                                                                                     2005
                                                                                                                ---------------
   Average annual repayment rate                                                                                     1.5%
   Average annual expected default rate                                                                              3.0%
   Discount rate                                                                                                    10.0%
   Weighted average life of underlying automobile
      loans                                                                                                         22 months

The key economic assumptions and the sensitivity of the fair value of the retained interest asset to an immediate adverse change of 10% and 20% to those assumptions are as follows for the period indicated:

                                                                                                                 March 31, 2005
                                                                                                                 ---------------
                                                                                                                 (in thousands)
Fair value of retained interest                                                                                   $     1,458

Weighted-average repayment rate assumption:
   Pre-tax decrease to earnings due to a 10% adverse change                                                       $         2
   Pre-tax decrease to earnings due to a 20% adverse change                                                       $        10

Weighted-average expected default rate:
   Pre-tax decrease to earnings due to a 10% adverse change                                                       $         6
   Pre-tax decrease to earnings due to a 20% adverse change                                                       $        11

Weighted-average discount rate:
   Pre-tax decrease to earnings due to a 10% adverse change                                                       $         6
   Pre-tax decrease to earnings due to a 20% adverse change                                                       $        11

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

7. DEPOSITS


Deposits consist of the following major classifications:

                                                  March 31, 2005                        September 30, 2004
                                         ------------------------------             --------------------------
                                                                Percent                               Percent
                                            Amount             of Total                Amount         of Total
                                         ------------          --------             -----------      ---------
                                                                       (in thousands)
Noninterest-bearing                      $     40,023             8.75%             $    36,676           7.59%
Interest bearing:

     Savings                                   89,680            19.60%                  92,626          19.16%
     NOW accounts                              70,550            15.42%                  81,150          16.78%
     Money market                              62,692            13.70%                  75,164          15.55%
                                         ------------          -------              -----------      ---------
                                              262,945            57.47%                 285,616          59.08%
                                         ------------          -------              -----------      ---------

Brokered CD's                                  10,000             2.19%                  10,000           2.07%
Certificates of deposit $100,000
  or greater                                   26,899             5.88%                  26,046           5.39%
Certificates of deposit less
  than $100,000                               157,610            34.46%                 161,779          33.46%
                                         ------------          -------              -----------      ---------
                                              194,509            42.53%                 197,825          40.92%
                                         ------------          -------              -----------      ---------

                Total deposits           $    457,454           100.00%             $   483,441         100.00%
                                         ============          =======              ===========      =========

8. FEDERAL HOME LOAN BANK ADVANCES


Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (the "FHLB"), the Bank maintains otherwise unencumbered qualifying assets (principally one-to-four family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLB. The Bank's FHLB stock is also pledged to secure these advances. Advances from the FHLB with fixed rates ranging from 2.00% to 6.71% at March 31, 2005 are due as follows:

                                                                                    March 31,
                                                             Weighted                 2005
         Due by March 31,                                  Average Rate              Amount
     -------------------------                          -----------------       -----------------
                                                                                 ($ in thousands)
                  2006                                            4.26%            $     127,000
                  2007                                            3.10                    30,078
                  2008                                            3.57                    15,000
                  2009                                            4.89                    10,000
                  2010                                            2.00                       291
              Thereafter                                          5.42                    38,075
                                                               -------             -------------

        Total FHLB advances                                       4.28%            $     220,444
                                                               =======             =============

                                                                                 September 30,
                                                            Weighted                  2004
       Due by September 30,                               Average Rate               Amount
     -------------------------                          -----------------       -----------------
                                                                                 ($ in thousands)
                  2005                                            6.34%            $      52,000
                  2006                                            3.50                   102,000
                  2007                                            3.26                    40,080
                  2008                                            4.89                    10,000
                  2009                                               -                         -
              Thereafter                                          5.40                    39,787
                                                               -------             -------------

        Total FHLB advances                                       4.43%            $     243,867
                                                               =======             =============

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


A summary of the trust securities issued and outstanding at March 31, 2005 is as follows:

                                                                 PREPAYMENT                                  DISTRIBUTION
                                  AMOUNT                            OPTION                                     PAYMENT
          NAME                 OUTSTANDING          RATE             DATE              MATURITY               FREQUENCY
------------------------- ---------------------  ----------  -------------------  ------------------  ------------------------
     NEP Capital Trust I      $   7,217,000         6.00 %        4/22/2007           4/22/2032            Semi-annually
     NEP Capital Trust II     $  15,464,000         6.24 %        11/7/2007           11/7/2032              Quarterly

10. GOODWILL AND OTHER INTANGIBLE ASSETS


A summary of goodwill is as follows:

                                                                  At March 31, 2005 and September 30, 2004
                                                              -----------------------------------------------
                                                                  Gross             Net
                                                                 Carrying        Accumulated         Carrying
                                                                  Amount        Amortization          Amount
                                                              -------------     ------------         --------
Acquisition of:                                                                (in thousands)
       Abstractors                                            $         248     $       (160)        $     88
       Security Savings Association of Hazleton                         571              (28)             543
       Higgins Insurance Associates, Inc.                             2,519              (95)           2,424
       Schuylkill Savings and Loan Association                          200                -              200
                                                              -------------     ------------         --------

     Total goodwill                                           $       3,538     $       (283)        $  3,255
                                                              =============     ============         ========

At March 31, 2005 and September 30, 2004, $75,000 of the Company's acquired intangible assets were considered to be indefinite lived and not subject to amortization. This intangible represents title plant related to the acquisition of Abstractors. The components for intangible assets were as follows:

                                                         March 31, 2005                            September 30, 2004
                                            --------------------------------------        -----------------------------------
                                              Gross                         Net            Gross                       Net
                                            Carrying       Accumulated    Carrying        Carrying    Accumulated    Carrying
Other Intangible Assets                       Amount      Amortization     Amount          Amount     Amortization    Amount
                                            ---------     ------------    --------        --------    ------------   --------
                                                         (in thousands)                              (in thousands)
   Security Savings Association of
     Hazleton core deposit intangible       $   9,086      $ (3,030)      $  6,056        $  9,086     $  (2,684)    $  6,402
   Schuylkill Savings and Loan
      Association core deposit intangible         255           (85)           170             255           (74)         181
   Other intangibles                              942          (558)           384             942          (471)         471
                                            ---------     ---------       --------        --------    ----------     --------

   Total amortizing intangibles                10,283        (3,673)         6,610          10,283        (3,229)       7,054
   Nonamortizing intangible assets
     Other intangible assets                       75             -             75              75             -           75
                                            ---------     ---------       --------        --------    ----------     --------

   Total other intangible assets            $  10,358      $ (3,673)      $  6,685        $ 10,358     $  (3,229)    $  7,129
                                            =========     =========       ========        ========    ==========     ========

Amortization expense of other amortizing intangible assets for the three and six months ended March 31, 2005 and March 31, 2004 is as follows:

                                          For the Three Months Ended                    For the Six Months Ended
                                                     March 31,                                  March 31,
                                             2005            2004                           2005          2004
                                         ------------     ------------                    --------    ------------
                                                                          (in thousands)
    Core deposit intangibles             $        183     $         88                    $    357    $        260
    Other amortizing intangibles                   45              109                          99             181
                                         ------------     ------------                    --------    ------------

    Total amortizing intangibles         $        228     $        197                    $    456    $        441
                                         ============     ============                    ========    ============

There were no intangible assets acquired during the six months ended March 31, 2005.

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


The following table summarizes First Federal's derivative financial instruments as of March 31, 2005:

     NOTIONAL           MARKET                               RECEIVE
      AMOUNT             VALUE        MATURITY                FIXED                  PAY FLOATING
     --------           -------       --------               -------             ---------------------
                                   (IN THOUSANDS)
     $  5,000           $  (202)       2/23/2011              5.1800%             3 month LIBOR + 1.74%
        5,000              (238)       2/23/2011              4.9900%             3 month LIBOR + 1.74%
       10,000              (496)       4/23/2014              5.4050%             3 month LIBOR + 1.73%
       20,000              (989)       5/21/2014              5.6000%             3 month LIBOR + 1.87%
     --------           -------
     $ 40,000           $(1,925)
     ========           =======

Since the terms of the interest rate swap mirror those of the FHLB advances, i.e. the hedged items, First Federal has adopted the short cut method of accounting for these transactions. Therefore, no hedge ineffectiveness was recognized in earnings related to these fair value hedges. In April 2005, First Federal terminated these swap positions and incurred a charge of approximately $2.1 million. This charge will be recognized as an increase in interest expense over the remaining average life of the FHLB advances or approximately 8 years.


12. COMPREHENSIVE INCOME (LOSS)


The following schedule reconciles net income (loss) to total comprehensive income (loss) as required by SFAS No. 130:

                                                                     Three Months Ended                 Six Months Ended
                                                                          March 31,                         March 31,
                                                                    2005              2004            2005            2004
                                                               --------------    --------------    ----------     ------------
                                                                                        (in thousands)
Net Income                                                     $          427    $        2,090    $       78     $      3,129
Other comprehensive income, net of tax
   Unrealized holding gains (losses) arising during
      the period                                                       (2,380)            1,707        (2,815)             915
   Less:  Reclassification adjustment for gains
     (losses) included in net income                                         -              535             -              535
                                                               --------------     -------------    ----------     ------------

   Other comprehensive income (loss)                                   (2,380)            1,172        (2,815)             380
                                                               --------------     -------------    ----------     ------------

Comprehensive income                                           $       (1,953)   $        3,262    $   (2,737)    $      3,509
                                                               ==============     =============    ==========     ============

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

AGREEMENT AND PLAN OF MERGER

On December 8, 2004, KNBT Bancorp, Inc. ("KNBT"), the parent company of Keystone Nazareth Bank & Trust Company, and the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into KNBT. Concurrently with the merger, it is expected that First Federal will merge with Keystone Nazareth Bank & Trust Company.

Under the terms of the Merger Agreement, the Company's stockholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of common stock, subject to an overall requirement that 50% of the total outstanding Company common stock be exchanged for KNBT common stock and 50% for cash. To the extent they receive shares of KNBT, the transaction is expected to be tax-free to the Company's stockholders.

The number of shares of KNBT common stock into which each Company share will be exchanged will be based on the price of KNBT common stock over a measurement period prior to closing. The merger has received all required regulatory and stockholder approval and is scheduled to close in the middle of the second calendar quarter of 2005.

B. MANAGEMENT STRATEGY

The long-term strategy of the Company has been to become a high-performing financial service company focusing on its customer needs for high-quality financial products and services. The Bank provides residential and commercial real estate, commercial and consumer lending services, as well as retail deposit and cash management services. Lending activities are funded primarily with retail deposits and borrowings. To promote long-term financial strength and profitability, the Company's operating strategy has been focused on originating high-quality consumer and small-business commercial loans and establishing deposit relationships. The Company also manages an investment portfolio of high-quality mortgage-related securities and investment securities, which are funded with long-term Federal Home Loan Bank advances, deposits and other borrowings. The Company currently sells newly originated fixed-rate residential mortgages in the secondary market.

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


D. NONPERFORMING ASSETS


Nonperforming assets, which include nonaccruing loans, real estate owned and repossessed assets and troubled debt restructurings can negatively affect the Company's results of operations. Nonaccruing loans are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the value of the collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Past due loans are loans contractually past due 90 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

The following table presents information regarding the Bank's nonperforming loans, real estate owned and other repossessed assets at the dates indicated. The Bank had no troubled debt restructurings at March 31, 2005 or September 30, 2004.

                                                                                 March 31,         September 30,
                                                                                   2005                2004
                                                                                 ---------         -------------
                                                                                     (dollars in thousands)
Nonperforming assets:
    Nonaccruing loans                                                            $   4,589         $       6,869
    Real estate owned and other repossessed assets                                     341                   315
                                                                                 ---------         -------------

        Total nonperforming assets                                                   4,930                 7,184
                                                                                 ---------         -------------


        Total nonperforming assets                                               $   4,930         $       7,184
                                                                                 =========         =============

    Total nonperforming loans as a percentage of total loans (1)                    1.17 %                1.66 %
    Total nonperforming assets as a percentage of total assets                      0.61 %                0.86 %

 (1) Total loans excludes the allowance for loan losses and deferred loan fees.


As of March 31, 2005, nonperforming assets totaled $4.9 million, or 0.61% of total assets, compared to $7.2 million, or 0.86% of total assets, at September 30, 2004. The $2.3 million reduction in nonperforming assets during the six months ended March 31, 2005 was primarily the result of cash collections and paydowns on several large nonperforming commercial loans.


E. LIQUIDITY AND CAPITAL RESOURCES


Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank's primary sources of funds are operating earnings, deposits, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.


In accordance with Thrift Bulletin 77, the Office of Thrift Supervision (the "OTS") requires institutions, such as the Bank, to maintain adequate liquidity to assure safe and sound operation. The Bank's liquidity ratio of cash and qualified assets to net withdrawable deposits and borrowings due within one year was 15.48% at March 31, 2005, compared to 15.83% at September 30, 2004. Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. In addition to its primary funding sources, the Bank's liquidity requirements can be satisfied through the use of its borrowing capacity from the FHLB of Pittsburgh and other sources, the sale of certain securities and the pledging of certain loans for other lines of credit. Management believes these sources are sufficient to maintain the required and prudent levels of liquidity.

The primary sources of funding for the Company are dividend payments from the Bank, sales and maturities of investment securities, borrowings and, to a lesser extent, earnings on investments and deposits of the Company. Dividend payments by the Bank have primarily been used to fund the Company's repurchase of its stock, to pay cash dividends, and to pay interest on the debentures. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the OTS. Additionally, the OTS may prohibit the payment of dividends, which are otherwise permissible by regulation, for safety and soundness reasons.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possible additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital and tangible capital (as defined) to total assets (as defined). At March 31, 2005, the Bank was in compliance with regulatory capital requirements and was deemed a "well-capitalized" institution. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The Bank's actual capital amounts and ratios at March 31, 2005 and September 30, 2004 are presented in the following table:

                                                                              As of March 31, 2005
                                                                             ----------------------
                                                                             (dollars in thousands)
                                                                                                      To be Well Capitalized
                                                                                    For Capital       under prompt corrective
                                                           Actual               Adequacy Purposes        Action Provisions
                                                   ----------------------     --------------------      -------------------
                                                    Amount       Ratio(1)     Amount      Ratio(1)      Amount     Ratio(1)
                                                   -------       --------     -------     --------      ------     --------
Risk-based Capital
(Total Capital to risk-weighted assets)            $66,830        16.06%      $33,293       >8.00%      $41,616     >10.00%
Tier I Capital
(to risk-weighted assets)                           61,593        14.80%       16,647       >4.00%       24,970     > 6.00%
Core Capital
(Tier I Capital to adjusted total assets)           62,448         7.81%       31,979       >4.00%       39,974     > 5.00%
Tangible Capital
(Tangible capital to tangible assets)               62,448         7.81%       11,992       >1.50%         N/A        N/A

                                                                               As of September 30, 2004
                                                                              -------------------------
                                                                                (dollars in thousands)
                                                                                                     To be Well Capitalized
                                                                                   For Capital       under prompt corrective
                                                           Actual               Adequacy Purposes        Action Provisions
                                                   ----------------------     --------------------      -------------------
                                                    Amount       Ratio(1)     Amount      Ratio(1)      Amount     Ratio(1)
                                                   -------       --------     -------     --------      ------     --------
Risk-based Capital
(Total Capital to risk-weighted assets)            $65,827        15.07%      $34,936       >8.00%      $43,670     >10.00%
Tier I Capital
(to risk-weighted assets)                           60,331        13.82%       17,468       >4.00%       26,202     > 6.00%
Core Capital
(Tier I Capital to adjusted total assets)           61,331         7.40%       33,136       >4.00%       41,420     > 5.00%
Tangible Capital
(Tangible capital to tangible assets)               61,331         7.40%       12,426       >1.50%          N/A        N/A

(1) For the periods presented the components of tangible capital were the same as those of core capital. Tangible and core capital are computed as a percentage of adjusted total assets and tangible assets of $799 million and $828 million at March 31, 2005 and September 30, 2004, respectively. Risk-based capital and Tier I capital are computed as a percentage of risk-weighted assets of $416 million and $437 million at March 31, 2005 and September 30, 2004, respectively. Tier I capital is reduced by the amount of low-level recourse and residual interests to compute Tier I capital.

F. COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND SEPTEMBER 30, 2004

Total assets decreased $30.4 million from $836.0 million at September 30, 2004 to $805.6 million at March 31, 2005. Total loans decreased by $21.7 million from September 30, 2004. The decrease was primarily due to a decrease in originations in the indirect auto portfolio as well as one-to-four family residential loans. These decreases were offset by an increase in other consumer loans, which was related to the purchase of a $9.1 million manufactured homes loan portfolio in October 2004. Investment securities available for sale decreased $38.8 million, or 10.9%, from $357.2 million at September 30, 2004 to $318.4 million at March 31, 2005 since the Company is no longer purchasing such securities in anticipation of its merger with KNBT. The proceeds from the securities that matured during the period were invested in cash equivalents, which increased $30.3 million, or 112.5%, from $26.9 million at September 30, 2004 to $57.2 million at March 31, 2005.

Total liabilities decreased $27.9 million from $777.6 million at September 30, 2004 to $749.6 million at March 31, 2005, due primarily to a $26.0 million decrease in deposits. The change in deposits was primarily a decrease of $3.3 million in certificates of deposit, $10.6 million decrease in NOW accounts and $12.5 million decrease in money market accounts offset by a slight increase in non-interest bearing deposits. FHLB advances decreased $23.5 million from $243.9 million at September 30, 2004 to $220.4 million at March 31, 2005 due to an advance maturing. This maturing advance was replaced with a structured repurchase agreement of $20.0 million, which represents a lower funding cost than the maturing advance.

G. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.

GENERAL. The Company reported net income of $427,000 and $2.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively. Basic and diluted earnings per share decreased to $0.11 and $0.10 per share, respectively, for the three months ended March 31, 2005 compared to $0.53 and $0.51 per share, respectively, for the same period in fiscal 2004. The results for the quarter ended March 31, 2005 were adversely affected by a number of charges related to the pending merger with KNBT. Such charges totaled $290,000 or $0.07 per diluted share and were primarily related to the costs of terminating various long-term data processing contracts and for professional services paid to the Company's legal and accounting advisors. In addition to the merger related charges, the decrease resulted from the Bank realizing after tax gains of $490,000, or $0.12 per diluted share and $535,000, or $0.13 per diluted share, respectively, from the sale of a branch and available for sale securities in the prior period compared to no gains in the current period.

INTEREST INCOME. Total interest income decreased $610,000, or 6.0%, from $10.2 million for the three months ended March 31, 2004, to $9.6 million for the three months ended March 31, 2005, primarily due to a change in the mix of earning assets and an overall $32.3 million decrease in average earning assets. The average balance on loans decreased by $61.9 million offset by a $29.6 million increase in investments for the comparable quarters. As a result the tax-equivalent yield on earning assets declined by 10 basis points to 5.02% for the three months ended March 31, 2005 as compared to 5.12% for the three-month period ended March 31, 2004. Interest income on loans decreased $854,000 due to a $641,000 decrease in income from consumer loans and a $361,000 decrease in income from taxable real estate loans attributable to the aforementioned decrease in originations in the indirect auto portfolio as well as one-to-four family residential loans. Decreases in interest income from consumer and real estate loans were offset in part by a $154,000 increase in interest income on taxable commercial loans. The yield on taxable commercial loans increased by 143 basis points from 4.85% for the three months ended March 31, 2004 to 6.28% for the three months ended March 31, 2005. Interest income on mortgage-related securities increased $808,000 due to an increase of $68.0 million in the average balance and a 26 basis point increase in the average yield on such securities. This increase was offset in part by a $491,000 decrease in interest income on taxable investment securities as the Bank increased its investment in interest earning cash equivalents in anticipation of its merger with KNBT.

INTEREST EXPENSE. Interest expense increased $158,000, or 3.3%, from $4.7 million for the three months ended March 31, 2004 to $4.9 million for the three months ended March 31, 2005. The increase in interest expense was primarily attributable to a $357,000 increase in interest expense associated with FHLB advances and other borrowings due to a $31.5 million increase in average balances, which were utilized to replace maturing retail and brokered certificates of deposit. Interest expense on certificates of deposit decreased by $176,000 for the comparable quarters. Additionally interest expense on interest bearing checking accounts decreased by $109,000, or 28.9%, due to a $26.9 decline in the average balance of such deposits, particularly higher costing money market deposits, and a 13 basis point decrease in the overall cost.

PROVISION FOR LOAN LOSSES. The Company records a provision for loan losses in order to maintain the allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses. Management's evaluation is based upon a continuing review of the portfolio and requires significant management judgment. The Bank's provision for loan losses for the three months ended March 31, 2005 decreased $485,000 to $0 when compared to the comparable 2004 fiscal period. The decrease was primarily due to significant reductions in the levels of nonperforming loans, classified assets and charge-offs and reflects, among other things, reductions in loan balances and changes in the composition of the portfolio during the quarter. The loan portfolio saw reductions in higher risk indirect vehicle, construction and commercial loans during the three-month period ended March 31, 2005. See the Nonperforming Assets section of Management's Discussion and Analysis for a further analysis of asset quality. Net loan charge-offs were $254,000 for the three months ended March 31, 2005, compared to net loan charge-offs of $535,000 for the three month period ended March 31, 2004.

NONINTEREST INCOME. Noninterest income decreased $2.1 million, or 54.1%, from $3.9 million for the three months ended March 31, 2004 to $1.8 million for the three months ended March 31, 2005. This decrease was due primarily to the gain on sale of a branch and gains on sale of available for sale securities recognized in the March 31, 2004 quarter of $798,000 and $872,000, respectively, compared to no such gains in the current quarter. In addition, the Bank recognized a gain of $199,000 on sale of loans for the quarter ended March 31, 2004 as compared to a gain of $46,000 for the quarter ended March 31, 2005, a decrease of $153,000 or 76.9%. Service charge and other fee income also decreased $144,000, or 21.0%, from $686,000 for the three months ended March 31, 2004 to $542,000 for the three months ended March 31, 2005. This decrease was largely due to a change in the process for assessing fees on checking account overdrafts between periods.

NONINTEREST EXPENSE. Total noninterest expense remained consistent at $6.0 million for the three months ended March 31, 2004 and 2005 despite increases in various categories due to the pending merger.

INCOME TAXES. The Company had an income tax provision of $156,000 for the three months ended March 31, 2005, compared to $825,000 for the three months ended March 31, 2004. The effective tax rate was 26.8% and 28.3% for the quarterly periods ended March 31, 2005 and 2004, respectively. This decrease was primarily due to the lower levels of pre-tax book income in the quarter ended March 31, 2005.


H. COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.


GENERAL. The Company reported net income of $78,000 and $3.1 million for the six months ended March 31, 2005 and March 31, 2004, respectively. Basic and diluted earnings per share decreased to $0.02 and $0.02 per share, respectively, for the six months ended March 31, 2005 compared to $0.80 and $0.76 per share, respectively, for the same period in fiscal 2004. The results for the six months ended March 31, 2005 were adversely affected by a number of charges related to the pending merger with KNBT. Such charges totaled approximately $1.2 million, or $0.31 per diluted share and were primarily related to the payment of the costs for terminating various data processing contracts, severance payments paid to certain executive officers and fees paid to the Company's legal, accounting and investment advisors. In addition to the merger related charges, the Bank also realized after tax gains of $490,000, or $0.12 per diluted share and $535,000, or $0.13 per diluted share, respectively, from the sale of a branch and available for sale securities in the prior period.

INTEREST INCOME. Total interest income decreased $1.6 million, or 7.6%, from $20.9 million for the six months ended March 31, 2004, to $19.3 million for the six months ended March 31, 2005, attributable to a change in the mix of earning assets and an overall $31.9 million decline in average earning assets. The average balances on loans decreased $68.4 million offset in part by a $36.4 million increase in investments for the comparable 2004 fiscal period. As a result the tax-equivalent yield on earning assets declined by 22 basis points to 4.97% for the six months ended March 31, 2005 as compared to 5.19% for the six-month period ended March 31, 2004. Interest income on loans decreased $2.2 million primarily due to decreases in the average balance in consumer and real estate loans. Interest income on mortgage-related securities increased $2.0 million due to an increase of $89.5 million in the average balance and a 22 basis point increase in the average yield on such securities. This increase was offset by a $1.2 million, or 60.8%, decrease in interest income on taxable investment securities, attributable to a $43.7 million decrease in average balance coupled with a 122 basis point decrease in yield on such investments as the Bank increased its investment in interest earning cash equivalents in anticipation of its merger with KNBT.

INTEREST EXPENSE. Interest expense decreased $263,000, or 2.6%, from $10.2 million for the six months ended March 31, 2004 to $9.9 million for the six months ended March 31, 2005. The decrease in interest expense was primarily attributable to a $598,000 decrease in interest expense on deposits due to a $60.8 million decline in the average balances. Additionally the cost on FHLB advances and other borrowings decreased 30 basis points to 4.25% for the six months ended March 31, 2005 as compared to 4.55% for the six months ended March 31, 2004. As previously discussed, the Bank entered into several derivative contracts in November 2003 which swapped the fixed rates the Bank pays on $40.0 million of FHLB advances to variable rates. The effect of this transaction was to reduce the average rate the Bank is paying on these borrowings from approximately 5.50% to 4.07% during the first six months of fiscal 2005. While this transaction added interest rate volatility, the overall asset/liability position of the Bank remains within acceptable risk parameters. These decreases were offset in part by an increase in interest expense on FHLB advances and other borrowings associated with a $27.5 million increase in average balance.

PROVISION FOR LOAN LOSSES. The Company records a provision for loan losses in order to maintain the allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses. Management's evaluation is based upon a continuing review of the portfolio and requires significant management judgment. The Bank's provision for loan losses for the six months ended March 31, 2005 decreased $1.2 million to $0 when compared to the comparable 2004 fiscal period. The decrease was primarily due to significant reductions in the levels of nonperforming loans, classified assets and charge-offs and reflects, among other things, reductions in loan balances and changes in the composition of the portfolio during the quarter. The loan portfolio saw reductions in higher risk indirect vehicle, construction and commercial loans during the six-month period ended March 31, 2005. See the Nonperforming Assets section of Management's Discussion and Analysis for a further analysis of asset quality. Net loan charge-offs were $452,000 for the six months ended March 31, 2005, compared to net loan charge-offs of $1.2 million for the six month period ended March 31, 2004.

NONINTEREST INCOME. Noninterest income decreased $2.8 million, or 42.0%, from $6.6 million for the six months ended March 31, 2004 to $3.8 million for the six months ended March 31, 2005. This decrease was due primarily to the gain on sale of a branch and gain on sale of available for sale securities recognized in the six months ended March 31, 2004 of $798,000 and $872,000, respectively, compared to no such gains in the six months ended March 31, 2005. In addition, the Bank recognized a gain on sale of loans in the amount of $663,000 for the six months ended March 31, 2004 compared to a gain of $103,000 for the six months ended March 31, 2005. This decrease was partially due to declines in the levels of mortgages the Company was originating in 2005 as rates have increased. Service charge and other fee income also decreased $336,000, or 21.5%, from $1.6 million for the six months ended March 31, 2004 to $1.2 for the six months ended March 31, 2005. This decrease was largely due to a change in the process for assessing fees on checking account overdrafts between periods.

NONINTEREST EXPENSE. Total noninterest expense increased $1.2 million, or 10.3%, from $12.0 million for the six months ended March 31, 2004 to $13.2 million for the six months ended March 31, 2005. The increase was due primarily to the recognition of certain merger related charges incurred as a result of the pending merger with KNBT. Such expenditures include an $880,000 payment of severance to certain executive officers, a $295,000 payment for certain data processing de-conversion contracts and approximately $787,000 of professional fees paid to the Company's investment banking, legal and accounting advisors related to the due diligence, negotiations and completion of the Agreement and Plan of Merger with KNBT. The increases were offset by a decrease in other expenses of $302,000.

INCOME TAXES. The Company had an income tax benefit of $67,000 for the six months ended March 31, 2005, compared to an income tax provision of $1.1 million for the six months ended March 31, 2004. The effective tax rate was (609.1)% and 25.2% for the six-month periods ended March 31, 2005 and 2004, respectively. The effective tax rate for both periods is lower than the statutory rate of 34% due to exclusions from taxation of tax-exempt interest, dividends, and bank-owned life insurance income. The change in the effective tax rate was due to the large decrease in the pre-tax book income during the six months of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


For a discussion of the Company's quantitative and qualitative disclosures about market risk as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Item 7A in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 and Footnote 10 to the Notes to Consolidated Financial Statements contained in this Form 10-Q. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon the market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company since September 30, 2004.


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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended March 31, 2005. Further, the Company agreed to postpone any future repurchases of its common stock on December 8, 2004 when it executed the Agreement and Plan of Merger with KNBT Bancorp, Inc.

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

 4.0          Form of Stock Certificate of Northeast Pennsylvania Financial
              Corp.**

 11.0 Statement regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements)

 31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

 31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

 32.0         Section 1350 Certification

---------------------------
* Incorporated herein by reference into this document from the exhibits to the Form 8-K/A as filed with the Securities and Exchange Commission on December 16, 2004.
** Incorporated herein by reference into this document from the exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-43281.
*** Incorporated herein by reference into this document from the exhibits to the Form 10-K/A as filed with the Securities and Exchange Commission on January 8, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTHEAST PENNSYLVANIA
                                         FINANCIAL CORP.

Date:         May 12, 2005               By: /s/ Thomas M. Petro
                                         ---------------------------------------
                                         Thomas M. Petro
                                         President and Chief Executive Officer


Date:         May 12, 2005               By: /s/ Jerry D. Holbrook
                                         ---------------------------------------
                                         Jerry D. Holbrook
                                         Chief Financial Officer